Form 10-K405
LL&E ROYALTY TRUST
filed 1995-03-30
CIK 721765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER: 1-8518

                               LL&E ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       TEXAS                                         76-6007940
           (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
         OF INCORPORATION OR ORGANIZATION)

 TEXAS COMMERCE BANK NATIONAL ASSOCIATION, TRUSTEE
                  712 MAIN STREET
                  HOUSTON, TEXAS                                        77002
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-6369

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                      ON WHICH REGISTERED

    Units of Beneficial Interest                                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  'X' .  NO     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   'X'

     As of March 22, 1995, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $64,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          NUMBER
                                         PART I
ITEM  1 -- Business.....................................................................    1
     Introduction.......................................................................    1
     Terms and Operation of the Trust...................................................    2
          Creation and Operation of the Trust...........................................    2
          Terms of the Conveyances......................................................    2
          The Partnership...............................................................    4
          Receipts and Payments.........................................................    4
          Liabilities and Contingency Reserves..........................................    4
          Duration and Termination of the Trust.........................................    5
     The Royalties......................................................................    5
          Overriding Royalties..........................................................    5
          Fee Lands Royalties...........................................................    7
          Analysis of the Working Interest Owner's Calculation of the Royalties.........    8
     The Units..........................................................................    9
          Distributions and Income Computations.........................................    9
          Transfer of Units.............................................................    9
          Periodic Reports..............................................................    9
          Possible Requirement that Units be Divested...................................   10
          Liability of Unit Holders.....................................................   10
          Voting by Unit Holders........................................................   11
          Certain State Law Considerations..............................................   11
     The Properties.....................................................................   12
          General.......................................................................   12
          Description of Productive Properties..........................................   13
          Description of the Fee Lands..................................................   14
     Oil and Gas Sales from the Productive Properties...................................   15
          Oil and Liquids Sales.........................................................   15
          Gas Sales.....................................................................   15
     Exploration and Development Activities.............................................   16
          Productive Properties.........................................................   16
          Fee Lands.....................................................................   16
     Estimates of Petroleum Engineers...................................................   17
          September 30, 1994 Estimates..................................................   17
          Certain Factors Affecting Estimates...........................................   17
     Industry Conditions and Regulation.................................................   25
          Industry Conditions...........................................................   25
          Regulation -- General.........................................................   25
          Natural Gas Regulation........................................................   25
     Tax Considerations to Owners of Units..............................................   26
          Federal Income Tax Considerations.............................................   26
          IDC Recapture Income to the Company on Distribution...........................   34
          Backup Withholding............................................................   34
          Information Return Filing Requirements........................................   34
          State Tax Considerations......................................................   35
          Severance Taxes...............................................................   36
          Ad Valorem Taxes..............................................................   37
ITEM  2 -- Properties...................................................................   37
ITEM  3 -- Legal Proceedings............................................................   37

                                                                                          PAGE
                                                                                          NUMBER
ITEM  4 -- Submission of Matters to a Vote of Unit Holders..............................   37

                                        PART II
ITEM  5 -- Market for the Registrant's Units and Related Unit Holder Matters............   37
ITEM  6 -- Selected Financial Data......................................................   37
ITEM  7 -- Management's Discussion and Analysis of Financial Condition and Results
              of Operation..............................................................   38
ITEM  8 -- Financial Statements and Supplementary Data..................................   40
ITEM  9 -- Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................   46

                                        PART III
ITEM 10 -- Directors and Executive Officers of the Registrant...........................   46
ITEM 11 -- Executive Compensation.......................................................   46
ITEM 12 -- Unit Ownership of Certain Beneficial Owners and Management...................   46
ITEM 13 -- Certain Relationships and Related Transactions...............................   46

                                        PART IV
ITEM 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   47
SIGNATURE...............................................................................   48

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993 Texas Commerce Bank National Association ("Texas Commerce") acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City,
Texas -- Houston, N.A., substantially all of the assets of New First City, Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. Texas Commerce now serves as Trustee of the Trust. The Trustee's offices are located at 712 Main Street, Houston, Texas 77002, and its telephone number is (713) 216-6369. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

     Units of Beneficial Interest (the "Units") in the Trust were distributed by the Company to holders of record of its capital stock on June 22, 1983 on the basis of one Unit for each two shares of capital stock owned on such date. Each of the Units evidences an undivided interest in the Trust, which owns a 99% interest in the Partnership, which holds title to the Royalties. The Unit holders participate in the revenues resulting from the Royalties. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations".

     The Units are not an interest in or obligation of the Working Interest Owner or of the other operators of the Properties. However, the ultimate value of the Royalties will be dependent, in part, upon the ability of the operators of the Properties to operate them successfully. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Properties. The Working Interest Owner is free to transfer its interest (burdened by the Royalties) to third parties. In certain limited cases the Working Interest Owner will be permitted to farm out interests in the Productive Properties and to reduce the Overriding Royalties proportionately. The Working Interest Owner does not have any obligation to produce any specific amounts of oil and gas from any of the Properties. Upon termination or abandonment of any lease the Overriding Royalties relating thereto will be extinguished. The amount of revenues attributable to the Overriding Royalties may be affected by operating agreements, and the amount of revenues attributable to the Royalties may be affected by unitization and pooling arrangements. The value of the Royalties is also subject to all the risks associated with oil and gas operations and to the costs of comprehensive regulation by governmental authorities. See "Industry Conditions and Regulation".

     The Trustee has no responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of and operations on the Productive Properties and Fee Lands, the calculation of the payments made with respect to the Royalties and certain other matters has been furnished to the Trustee by the Working Interest Owner.

                        TERMS AND OPERATION OF THE TRUST

CREATION AND OPERATION OF THE TRUST

     Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See "Terms and Operation of the Trust -- The Partnership". The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. The Trustee of the Trust is Texas Commerce Bank National Association.

     The Trustee holds the Royalties pursuant to the terms of the Trust Agreement. The Trust Agreement may be amended by a vote of Unit holders owning a majority of the Units with concurrence of the Trustee, but no provision of the Trust Agreement may be amended (unless consented to by 100% of the Unit holders) in a manner which would (a) permit the Trustee to engage in business or investment activities on behalf of the Trust, (b) alter the rights of the Unit holders among themselves, (c) alter the number of Units, (d) reduce or delay the distribution of the Monthly Income Amounts (defined hereinafter) to Unit holders, (e) adversely affect the characterization of the Trust as an express trust under the Texas Trust Code, (f) authorize the distribution to Unit holders of record of any assets other than cash or other personal property or (g) alter the voting requirements as provided in the Trust Agreement. In no event may the Trust Agreement be amended in a manner that would jeopardize the continued applicability of any Internal Revenue Service ruling letter or any opinion of counsel described in "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Rulings and Tax Opinion Regarding Distribution".

     The Trustee may resign and may be removed by a vote of Unit holders owning a majority of the Units. If the Trustee resigns, a successor trustee will be appointed, which must be a national bank meeting certain requirements, including having capital, surplus and undivided profits of at least $100,000,000.

     The Trust has no employees; administrative functions of the Trust are performed by the Trustee. The Conveyances provide that the Working Interest Owner will maintain books and records sufficient to determine the amounts payable under the Royalties.

TERMS OF THE CONVEYANCES

     The discussion herein of the Conveyances is intended to be a general summary of certain of the provisions of the Conveyances, forms of which are on file with the Securities and Exchange Commission and are incorporated by reference as exhibits to this Annual Report on Form 10-K. The discussion herein is qualified in its entirety by reference to the relevant provisions of such forms of the Conveyances.

     The Conveyances impose on the Working Interest Owner no contractual obligation to drill any wells or to maintain operations or production once established. However, the Conveyances of Overriding Royalty Interests do obligate the Working Interest Owner to conduct and carry on the development, maintenance and operation of the Productive Properties with reasonable and prudent business judgment and in accordance with good oil and gas field practices, or, where the Working Interest Owner is not the operator, to use reasonable efforts to cause the operator to do so. Actual drilling operations depend on whether geological and geophysical evaluations indicate that drilling will be prudent. There is no requirement that the Working Interest Owner expend any specific amounts with respect to the Properties, and it is free to transfer its interests (burdened by the Royalties) to third parties. The Working Interest Owner does not have any obligation to produce any specific amounts of oil and gas from any of the Properties and it has the right to abandon its interest in any well or lease. Upon termination of any lease, the Overriding Royalties relating thereto will be extinguished.

     Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owner for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owner that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be Texas Commerce, and will not be payable with respect to the Royalties until the matter is resolved. The Working

Interest Owner may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owner by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owner to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

     The Conveyances provide that under certain circumstances the Working Interest Owner may place all or a portion of the revenues which would otherwise accrue to the Royalties in an escrow account rather than treating such revenues as Gross Proceeds. In particular, with respect to any Productive Property, if, at the end of any month, (a) the aggregate estimated future Gross Proceeds (as defined in the Conveyances), as estimated by independent petroleum engineers in their most current report, is less than (b) the sum of (i) estimated future Production Costs (as defined in the Conveyances), as estimated by the Working Interest Owner, excluding certain costs, and (ii) 400% of the aggregate estimated future Special Costs (as defined in the Conveyances), the Working Interest Owner may escrow an amount equal to a certain percentage (the calculation of which is described below) of the revenues which would otherwise constitute Gross Proceeds. The phrase "Gross Proceeds", as used in the Conveyances, and subject to certain exceptions, means, on an accrual accounting method, the amount recorded as revenues by the Working Interest Owner from the sale of oil, gas and certain other hydrocarbons from a given Productive Property. The phrase "Production Costs", as used in the Conveyances, includes lease operating expenses, overhead and taxes. The phrase "Special Costs", as used in the Conveyances, includes, among other things: (a) the aggregate estimated cost of plugging and abandoning wells and dismantling platforms on such Productive Property, and (b) estimated future capital expenditures. The amount the Working Interest Owner may place in escrow with respect to any Productive Property in any month may not exceed Gross Proceeds for that month multiplied by 250% of the aggregate estimated future Special Costs divided by the aggregate estimated future Gross Proceeds for that Property. Further, the total amount so escrowed cannot exceed 125% of the aggregate estimated future Special Costs for the particular Productive Property.

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $2.5 million of proceeds from the Offshore Louisiana property to provide for the estimated costs of dismantling platforms on such property. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on September 30, 1994 reserve report included in this Annual Report, the Working Interest Owner is permitted to place funds in escrow from the Jay Field, South Pass 89 and Offshore Louisiana properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

     In the event that the Working Interest Owner is required to pay any refunds or interest (including any payment made pursuant to settlements entered into by the Working Interest Owner in good faith) as a result of overcharges with respect to which Royalties have already been paid, neither the Trustee nor the Unit holders are expected to be obligated to return to the Working Interest Owner any payments previously received. However, the amount of any such refunds or interest would reduce future payments attributable to the Royalties. Holders of Units may, as a result of the procedures described above and under "Liabilities and Contingency Reserves" below, receive distributions of amounts that otherwise would have been distributed to former holders if such amounts had not been held in escrow or reserves, or, conversely, may have their distributions reduced as a result of controversies about amounts that may be collected by the Working Interest Owner or as a result of the establishment of escrow accounts or reserves for contingencies.

THE PARTNERSHIP

     Title to the Royalties is held by a partnership of which the Trust and the Company are the only partners. The Partnership was formed solely for the purpose of owning the Royalties, and its only functions are the ownership of such interests and the related receipt of funds, payment of expenses, disbursement of revenues from the Royalties and preparation of certain reports to the Trustee.

RECEIPTS AND PAYMENTS

     The terms of the Trust Agreement, the Conveyances and the partnership agreement between the Trust and the Company (the "Partnership Agreement") provide that the Working Interest Owner will use its best efforts to make payments to the Partnership, the Partnership will make payments to the Trust, and the Trust and Partnership will use reasonable efforts to pay expenses, only on the Monthly Record Date (defined as the close of business on the fifth day of the month unless such fifth day is not a business day, in which case it will be the next business day following the fifth day) for each Monthly Period (defined as the period which commences on the day following a Monthly Record Date and continuing through and including the succeeding Monthly Record Date). For taxable years beginning on or after January 1, 1987, the Partnership has been required to use the accrual method of accounting, and thus the portion of the Trust's income attributable to the Partnership and reported to the Unit holders is likewise on the accrual basis. Consequently, the Unit holder required to recognize income and expense for a Monthly Period may not be the Unit holder entitled to the Monthly Income Amount. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Tax Consequences of Owning
Units -- Accounting for Income and Deductions".

LIABILITIES AND CONTINGENCY RESERVES

     Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities that the Trust typically incurs are for routine administrative expenses, such as Trustee's fees and accounting, engineering, legal and other professional fees. The costs and expenses of the Trust may increase or decrease in future years, depending on the volume of trading of the Units, the amount of revenues paid to the Trust and increases or decreases in accounting, engineering, legal and other professional fees and other factors. Substantial federal income tax liabilities would result if the Internal Revenue Service were to revoke or change its position on its ruling that neither the Trust nor the Partnership is taxable as a corporation and such revocation or change were not judicially reversed. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Rulings and Tax Opinion Regarding Distribution".

     The Trust Agreement and the Partnership Agreement provide that the Trustee or the Partnership may establish cash contingency reserves in the event that (a) either (i) a claim is asserted against or is likely to be asserted against the Trust or the Partnership, whichever is the case, and the Trustee has received an opinion of counsel stating that the claim has a reasonable probability of succeeding or (ii) a claim against the Trust or the Partnership, whichever is the case, has been successful but is not currently due and payable, and (b) the amount or probable amount of such claim is such that it cannot be satisfied out of monthly income from the Royalties. Such reserves will be deposited in noninterest-bearing accounts, except that such contingency reserves will be placed in certificates of deposit or United States government securities maturing on the next Monthly Record Date if the Trustee or the Partnership, whichever is the case, has received an opinion of counsel to the effect that such action will not jeopardize the tax treatment of the Trust or Partnership as a trust or partnership, respectively, and not as an association taxable as a corporation. Assuming that the Trust is classified for tax purposes as a grantor trust and the Partnership is classified for tax purposes as a partnership (see "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Tax Consequences of Owning Units"), if such reserves are established, the amounts placed in reserve will be taxable to the Unit holders when received by the Partnership, even though they are not distributed to Unit holders at that time. If cash contingency reserves are established and placed in interest-bearing accounts as described above, the Trustee will furnish reports annually to all Unit holders of record on the applicable Monthly Record Dates containing information sufficient to enable Unit holders to calculate their share of taxable income (on either a cash or accrual basis) attributable to any interest earned on the reserves.

     If at any time the cash available to the Trust or the Partnership is not sufficient to pay liabilities that have become due, the Trustee or the Partnership, respectively, may borrow funds on a secured or an unsecured basis to pay such liabilities. Except for borrowings to purchase Units as described under "The Units -- Possible Requirement That Units Be Divested", neither the Trustee nor the Partnership may borrow an amount that at the time of borrowing exceeds 50% of the estimated revenues of the Trust or the Partnership, respectively, during the immediately following six Monthly Periods. Generally, such borrowing must be repaid before any further Trust or Partnership distributions, whichever is the case, can be made.

     The Trust Agreement requires the Trustee to receive all income and proceeds of the Royalties and to pay all expenses, charges, liabilities and obligations of the Trust. See "The Units -- Distributions and Income Computations". The Trustee submits reports to the Unit holders as described under "The
Units -- Periodic Reports". The Trust Agreement gives the Trustee only such rights and powers as are necessary and proper for the conservation and protection of the Royalties and prohibits the Trustee from entering into or engaging in any business or investment activity on behalf of the Trust.

     Except as described under "The Units -- Liability of Unit Holders", the Trustee will be indemnified out of the Trust assets for any liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from its negligence, bad faith or fraud. In no event will the Trustee be deemed to have acted negligently, fraudulently or in bad faith if it takes action or suffers action to be taken in good faith in reliance upon and in accordance with the advice of parties (including its own employees) considered to be qualified as experts on the matters submitted to them. Neither the Trust, the Trustee, the Partnership nor the Working Interest Owner will be entitled to indemnification from the Unit holders. To the extent not inconsistent with the Trust Agreement, the Trustee has been relieved from certain liabilities otherwise imposed by the Texas Trust Act, as amended by the Texas Trust Code (the "Texas Trust Code").

DURATION AND TERMINATION OF THE TRUST

     Unless sooner terminated, the Trust will continue until such time as its net revenues (after administrative expenses of the Trust) for each of two successive years are less than $5,000,000 per year. The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration) upon such terms as the Trustee, in its sole discretion, deems to be in the best interests of the Unit holders. After paying or making provision for all liabilities of the Trust, the Trustee will distribute all cash then held by it in its capacity as Trustee. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

                                 THE ROYALTIES

     The manner of calculating the payments attributable to the Royalties is set forth in the Conveyances, forms of which are on file with the Securities and Exchange Commission and are incorporated by reference as exhibits to this Annual Report on Form 10-K. The description herein of the manner of calculating those payments is qualified in its entirety by the detailed terms of the Conveyances.

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", "Offshore Louisiana" and "Fort Worth Basin". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to Texas Commerce's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property;
(e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total abandonment costs are $10.3 million for Jay Field, $3.5 million for South Pass 89 and $1.9 million for Offshore Louisiana. The Working Interest Owner has escrowed $2.5 million from Offshore Louisiana proceeds to pay the anticipated costs of abandonment at Offshore Louisiana. No such amount has been escrowed with respect to Jay Field and South Pass 89.

     If operating and other costs exceed net revenues from a Productive Property for any month, the excess will be recovered by the Working Interest Owner out of future production from such Productive Property prior to making further payments attributable to the Royalties with respect to such Productive Property, but neither the Trust, the Trustee, the Partnership, nor any Unit holder will be liable for any such costs or liabilities, nor will they be obligated to return any income from the Royalties received during any prior period. However, any such excess costs or overpayment of Royalties will reduce future payments of Royalties.

     Although crude oil production from Jay Field has a low sulphur content, gas production from the field has a high content of sulphur which is removed prior to processing and marketing such production. Although sulphur removed as a by-product is sold by the Working Interest Owner, the removal of the sulphur is essential to the marketing of the gas produced. For the purpose of computing Net Proceeds, all proceeds to the Working Interest Owner from the sale of sulphur extracted from Jay Field production and all direct costs and an allocated portion of other costs associated with such extraction are excluded from the calculations.

     The Trust owns Overriding Royalties expressed as various percentages of Net Proceeds. The Overriding Royalties with respect to Jay Field and South Pass 89 are equal to 50% of the Net Proceeds attributable to such properties. In years prior to 1986, the Overriding Royalties were equal to percentages of Net Proceeds that varied from 20% to 48%. The Overriding Royalties with respect to Offshore Louisiana and Fort Worth Basin are (and have been since the inception of the Trust) equal to 90% of the Net Proceeds attributable to such properties.

     The amount of revenues attributable to the Overriding Royalties from any well may be increased or reduced as a result of future pooling and unitization agreements, extinguished or suspended as a result of "nonconsent" provisions of present or future operating agreements between the Working Interest Owner and other working interest owners or extinguished as a result of the expiration of oil and gas leases. Since the Overriding Royalties were conveyed out of the Working Interest Owner's working interests, if the Working Interest Owner's right to revenues is adjusted, extinguished or suspended, the Trust's right to revenues will also be adjusted, extinguished or suspended.

     The Conveyances provide that the Working Interest Owner has the right to approve unitization and pooling arrangements without the consent of the owners of Units or the Trustee. Pooling and unitization refer to the joining together of separate leases, or portions thereof, in a single unit, with the owners of the interests in each separate lease sharing, depending on their interests, in the production and costs attributable to the operations of the entire unit.

     Since Overriding Royalty revenues are based upon Net Proceeds, determined after deducting various costs, the amount of such revenues is directly affected by numerous factors, including governmental regulation, prices received for production, increases in operating and capital costs and certain taxes and curtailment of purchases by the purchasers of production from the Productive Properties. In addition, since capital expenditures are deducted for purposes of computing Net Proceeds, there may be substantial periods during which there will be no Net Proceeds from a Productive Property because of such capital expenditures, and therefore no Overriding Royalty revenues from such Productive Property during such period. The amount of the revenues attributable to the Overriding Royalties may also decrease materially from time to time as a consequence of the occurrence of events that are risks incident to the exploration for and production of oil and gas, including blowouts, cratering, fires, drilling and production difficulties, environmental pollution problems, and, with respect to Offshore Louisiana and South Pass 89, risks incident to the offshore exploration for and production of oil and gas, including those related to adverse weather and seas. Although any losses or liabilities resulting from any such events would not require the Trust or Unit holders to repay funds previously received, they would reduce any amounts payable thereafter with respect to the Overriding Royalties.

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 35,000 gross acres in south Louisiana, only approximately 6,350 of which were leased at December 31, 1994. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 1994 (applicable to production from July 1994 through September 1994) and (ii) the year ended December 31, 1994 (applicable to production from October 1993 through September 1994):

                        QUARTER ENDED DECEMBER 31, 1994

                                                                             FORT
                                                SOUTH        OFFSHORE        WORTH
                               JAY FIELD       PASS 89       LOUISIANA       BASIN         TOTAL
                              -----------    -----------    -----------    ---------    -----------
Revenues:
  Liquids...................  $ 6,402,152    $ 2,112,414    $   500,662    $       0    $ 9,015,228
  Natural gas...............      112,238      3,509,376        708,351       24,594      4,354,559
                              -----------    -----------    -----------    ---------    -----------
                                6,514,390      5,621,790      1,209,013       24,594     13,369,787
Production costs and
  expenses                     (2,290,719)      (566,026)      (376,853)      40,582     (3,193,016)
Capital expenditures........   (1,315,500)    (3,847,570)      (770,964)           0     (5,934,034)
                              -----------    -----------    -----------    ---------    -----------
Net Proceeds(1).............  $ 2,908,171    $ 1,208,194    $    61,196    $  65,176    $ 4,242,737
                               ==========     ==========     ==========    =========    ===========
Overriding royalties payable
  to the Trust(1)...........  $ 1,454,086    $   710,743    $         0    $  43,687      2,208,516
                               ==========     ==========     ==========    =========
Fee Lands Royalties.................................................................         74,058
                                                                                       ------------
                                                                                          2,282,574
Partnership expenses................................................................         (4,950)
                                                                                       ------------
Net payments to the Trust...........................................................   $  2,277,624
                                                                                        ===========

                          YEAR ENDED DECEMBER 31, 1994

                                                                             FORT
                                                SOUTH        OFFSHORE        WORTH
                               JAY FIELD       PASS 89       LOUISIANA       BASIN         TOTAL
                              -----------    -----------    -----------    ---------    -----------
Revenues:
  Liquids...................  $21,976,930    $ 8,327,438    $ 2,123,099    $     112    $32,427,579
  Natural gas...............      542,633     13,019,079      3,558,194      108,850     17,228,756
                              -----------    -----------    -----------    ---------    -----------
                               22,519,563     21,346,517      5,681,293      108,962     49,656,335
Production costs and
  expenses..................   (9,040,550)    (1,881,883)    (1,906,633)     (60,994)   (12,890,060)
Capital expenditures........   (4,936,075)    (8,180,796)    (4,172,222)           0    (17,289,093)
                              -----------    -----------    -----------    ---------    -----------
Net Proceeds (Excess
  Production Costs)(1)......  $ 8,542,938    $11,283,838    $  (397,562)   $  47,968    $19,477,182
                               ==========     ==========     ==========    =========    ===========
Overriding royalties payable
  to the Trust(1)...........  $ 4,271,469    $ 5,748,565    $         0    $  46,551    $10,066,585
                               ==========     ==========     ==========    =========
Fee Lands Royalties.................................................................        297,046
                                                                                       ------------
                                                                                         10,363,631
Partnership expenses................................................................         (4,950)
                                                                                       ------------
Net payments to the Trust...........................................................   $ 10,358,681
                                                                                        ===========

------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in net proceeds. At South Pass 89, Offshore Louisiana and Fort Worth Basin, approximately $213,000, $1,467,000 and $4,000, respectively, of excess production costs were recoverable from future revenues as of December 31, 1994.

                                   THE UNITS

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Distributions of available revenues to Unit holders are made monthly. Each payment is made with respect to the preceding Monthly Period of the Trust. The Trustee determines for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period is payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and is distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the "Monthly Payment Date"). Under the terms of the Trust Agreement, the Trustee is prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may hold substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and Texas Commerce has the use of these balances during such periods.

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 1995. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Accounting for Income and Deductions".

TRANSFER OF UNITS

     Units are transferable on the records of Texas Commerce, as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by Texas Commerce. Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Tax Consequences of Owning Units -- Sale of Units" for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the certificates.

PERIODIC REPORTS

     Promptly after receipt of the required information from the Working Interest Owner, and if practicable within 60 days following the end of each of the first three fiscal quarters of each year, the Trustee mails to each Unit holder of record who was such on the last Monthly Record Date in such quarter a report indicating, among other things, the distributions and revenues attributable to the Trust for such quarter. Promptly after receipt of the required information, and if practicable within 90 days after the end of the Trust's fiscal year (which is the calendar year), the Trustee mails to each Unit holder who received a Monthly Income Amount for any Monthly Period ending in such year a report that shows in reasonable detail the receipts and disbursements, and, for state and federal tax purposes, the income and expenses of the Trust, as well as sufficient information to permit a calculation of any depletion deduction for each Monthly Period (or portion thereof, if any) during the year. Promptly after receipt of the required information, and if practical within 120 days following the end of each year, the Trustee mails to all Unit holders of record an annual report containing audited financial statements of the Trust and a summary oil and gas reserve report with respect to the Trust's interests in the Properties. The Trustee mails to Unit holders such other reports and files such returns for federal and state income tax purposes as are required to comply with applicable laws, to comply with the rules of the New York Stock Exchange and to permit each Unit holder to calculate his share of the income and deductions of the Trust. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Tax Consequences of Owning Units -- Reports". However, under the Trust Agreement no duty is imposed on the Trustee to secure, file or disseminate information to which it is not expressly afforded access under the terms of the Trust Agreement or the Conveyances or which it is unable to obtain with reasonable effort and expense.

     Under the Trust Agreement, the Trustee has the sole responsibility for filing all periodic reports and other materials required by law, including the Securities Exchange Act of 1934 and the rules and regulations thereunder, and by any securities exchange on which the Units are listed. The cost of preparing and filing such materials is borne by the Trust.

POSSIBLE REQUIREMENT THAT UNITS BE DIVESTED

     The Trust Agreement imposes no restrictions based on nationality or other status of the persons or other entities which are eligible to hold Units. However, the Trust Agreement provides that (a) if at any time the Trust or the Trustee is named a party in any judicial or administrative proceeding that seeks the cancellation or forfeiture of any property constituting part of the Trust corpus because of the nationality, or any other status under the laws of the United States or any political subdivision thereof, of any one or more holders of Units, or (b) if at any time the Trustee in its reasonable discretion determines that such a proceeding is threatened or likely to be asserted and the Trustee has received an opinion of counsel stating that the party asserting or likely to assert the claim has a reasonable probability of succeeding, the following procedures will be applicable:

          (i) The Trustee may give written notice ("Notice") to each record owner of Units regarding the existence of such controversy. The Notice will contain a reasonable summary of such controversy, will include materials that will permit an owner of Units promptly to confirm or deny to the Trustee that such owner is a person whose nationality or other status is or would be an issue in such a proceeding ("Ineligible Holder") and will constitute a demand to each Ineligible Holder that he dispose of his Units to a party not of a nationality or other status at issue in the proceeding described in the Notice within 30 days after the date of the Notice.

          (ii) If any Ineligible Holder fails to dispose of his Units, as required by the Notice, within 30 days after the date of the Notice, the Trustee will have the right to purchase and will purchase, during the 90 days following the termination of the 30-day period specified in the Notice, any Unit not so transferred at a cash price equal to the closing price of the Units on the largest stock exchange on which the Units are then listed or, in the absence of any such listing, in the over-the-counter market, on the last business day prior to the expiration of the 30-day period stated in the Notice. The procedures for any such purchase are more fully described in the Trust Agreement.

          (iii) The Trustee shall cancel any Units acquired in accordance with the foregoing procedures, thereby increasing the proportionate interest in the Trust of other holders of Units.

          (iv) The Trustee may, in its sole discretion, borrow any amounts required to purchase Units in accordance with the procedures described above. Such borrowings would be repaid from revenues to the Trust before any subsequent distribution to Unit holders would be made.

LIABILITY OF UNIT HOLDERS

     The Trust is intended to be an "express trust" created under the Texas Trust Code. Under Texas law, beneficiaries of an express trust are not personally liable for the obligations of the Trust, even if the assets of the Trust are insufficient to discharge its obligations. If the Trust were held not to constitute an express trust, it is possible that the holders of Units would be jointly and severally liable for the obligations of the Trust as would general partners of a partnership. The Trustee may incur liabilities that cannot be contractually limited, such as tort liability or federal income tax liability, in the event the Trust is treated as an association taxable as a corporation. Under current judicial decisions the Federal Energy Regulatory Commission (the "FERC") is not considered to be empowered to compel refunds from overriding royalty interest owners with respect to gas price overcharges. However, future laws, regulations or judicial decisions might permit the FERC or other governmental agencies to require such refunds by overriding royalty interest owners or to create filing, reporting or certification obligations for the Trustee or the Unit holders. Moreover, other parties, such as oil or gas purchasers, may be able to instigate private lawsuits or other legal action to compel refunds from overriding royalty interest owners with respect to oil or gas pricing overcharges. The Working Interest Owner has agreed that it will not seek to recover from the Unit holders the amount of any refunds it is required to make except out of future revenues payable to the Trust. See "Terms and Operation of the Trust -- Terms of the Conveyances" for a description of agreements relating to the method of handling refunds. The Trustee will be fully liable to the Unit holders if the Trustee incurs any liability without taking steps reasonably necessary to ensure that such liability will be satisfiable only out of the Trust assets (regardless of whether the assets are adequate to satisfy the liability) and in no event out of amounts distributed to, or other assets owned by, Unit holders. However, the Trustee will not be liable to the owners of Units for state or federal income taxes or for refunds, fines, penalties or interest relating to oil or gas pricing overcharges under state or federal price controls. The Trustee will be indemnified out of the Trust assets, to the extent that the Trustee's actions do not constitute negligence, bad faith or fraud, or are based on good faith reliance upon an expert. In weighing the possible exposure to liability in the event the Trust were not classified as an "express trust", each Unit holder should consider (a) the passive nature of the Trust assets, (b) the restrictions on the power of the Trustee to incur liabilities on behalf of the Trust and (c) the limited activities to be conducted by the Trustee.

VOTING BY UNIT HOLDERS

     Each Unit is entitled to one vote on any matter submitted to Unit holders. Meetings of Unit holders may be called at any time by the Trustee and must be called by the Trustee at the written request of Unit holders owning at least 10% of the Units. Unit holders may vote in person or by proxy. A majority of Unit holders is required to constitute a quorum. Except as otherwise provided in the Trust Agreement, any action by the Unit holders requires the concurrence of the Trustee and the affirmative vote of Unit holders owning a majority of the Units represented at the meeting, in person or by proxy. The Trustee and the Working Interest Owner may solicit and vote proxies.

     Although Unit holders possess certain voting rights, their voting rights are not comparable to those of shareholders of a corporation. For example, there is no requirement for annual meetings of Unit holders or for annual or other periodic reelection of the Trustee. To date, no matter has been submitted to a vote of the Unit holders.

CERTAIN STATE LAW CONSIDERATIONS

     It is anticipated that the Units will be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, there is a possibility that a Unit holder could be treated as owning an interest in real property. In that event, the tax, probate, devolution of title and administration laws of Texas, Louisiana, Florida and Alabama applicable to real property may apply to the Units, even if held by a person who is not a resident or domiciliary thereof. Application of such laws would make inheritance and related matters with respect to the Units substantially more onerous than they would be if the Units are treated as interests in intangible personal property. In any event the ownership of Units and realization of income from the Royalties by a Unit holder may subject such Unit holder to state or local income or other taxation in the state of the Unit holder's residence or domicile. Unit holders should consult their legal and tax advisors regarding the applicability of these considerations to their individual circumstances. See "Tax Consideration to Owners of Units -- State Tax Considerations".

                                 THE PROPERTIES

GENERAL

     The Trustee has no responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of, operations on, and sales from the Productive Properties and Fee Lands and certain other matters has been furnished to the Trustee by the Working Interest Owner. The Working Interest Owner is the operator of most of the properties in the Fort Worth Basin, but it is not the operator of the Jay Field, South Pass 89 or Offshore Louisiana Properties.

     The Overriding Royalties were carved out of interests (primarily working interests) owned by the Working Interest Owner at the time of the creation of the Trust. References herein to "net" wells and acres refer to the interest of the Working Interest Owner (from which the Royalties were carved) in the "gross" wells or acres. References to the percentage of the working interest owned by the Working Interest Owner are references to the working interest out of which the Overriding Royalties were carved. For example, a reference to a "20% working interest" in a well or lease that is included in a Productive Property indicates that the Trust's Overriding Royalties burden 20% of the working interest in the well or lease. That 20% working interest is also subject to landowners' royalties and may be subject to other overriding royalty interests and other burdens that are considered prior to calculation of the amounts payable with respect to the Overriding Royalties. Since the amounts and nature of such burdens vary from lease to lease, the information presented herein regarding the Working Interest Owner's percentage of the working interest in wells or leases cannot be used to calculate precisely the Trust's interest in any particular well or lease. In addition, (a) because operating and capital costs are taken into consideration in calculating the amounts payable with respect to the Overriding Royalties and because prices for oil and gas may vary from field to field, information regarding results of well tests or gross quantities of production from a given well cannot be used to compute the Trust's interest and
(b) because the Productive Properties consist of multiple leases and, in some cases, multiple fields, the interest of the Working Interest Owner in any given well or lease may not be indicative of its interest (or the Trust's interest) in an entire Productive Property.

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 1994, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases have been grouped into four groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 1994.

                                                                             PRODUCTIVE WELLS(1)
                                                                       --------------------------------
        PRODUCTIVE
     PROPERTY AND YEAR                               ACRES                  OIL               GAS
         IN WHICH                             -------------------      --------------    --------------
   PRODUCTION COMMENCED          LOCATION      GROSS        NET        GROSS     NET     GROSS     NET
   --------------------          --------     -------      ------      ----     -----    ----     -----
Jay Field (1970)(2)........   Onshore         184,472(3)   62,386(3)     54      18.2     --         --
                              Alabama
                              and Florida

South Pass 89 (1982).......   Offshore          5,000       1,250        20       5.0      2         .5
                              Louisiana
Offshore Louisiana
  (1968)(4)................   Offshore         26,563       5,646        15(5)    1.9     20(5)     4.1
                              Louisiana
Fort Worth Basin
  (1977)(6)................   Onshore             889         542        --        --      4        3.3
                                              -------      ------      ----      ----   ----       ----
                              Texas           216,924      69,824        89      25.1     26        7.9
                                              =======      ======      ====      ====   ====       ====

----------

(1) Represents wells productive or capable of production. Net wells reflect the Working Interest Owner's working interest ownership. Gross and net wells exclude injection wells.

(2) Includes interests in 23 leases which are a part of the Jay Field Unit created by a unit agreement among Exxon Company, U.S.A. (the operator) and others. The Jay Field is made up of 177 different tracts of land. Portions of certain leases are located outside of the Jay Field Unit. The Overriding Royalties from the Jay Field burden only the portions of such leases included within the Jay Field Unit and owned by the Working Interest Owner as of June 28, 1983. In addition, certain minor interests of the Company in the Jay Field are not included in the Jay Field Productive Property. The information in the table above relates only to the portion of the Jay Field included in the Jay Field Productive Property.

(3) Gross acres reflects aggregate porosity acre feet in producing formations in the Jay Field, and net acres reflects the Working Interest Owner's ownership interest in the producing formations as determined volumetrically for purposes of the unit agreement relating to the Jay Field.

(4) Includes six federal leases or federal units (as applicable) with designations, initial production dates and percentage ownership of the Working Interest Owner as follows:

                                                                        PERCENTAGE
                                                                          OF THE
                                                                          WORKING
                                                                         INTEREST
                                                                           OWNED
                                                                          BY THE
                                                                          WORKING
          DESIGNATION AND INITIAL                                        INTEREST
             PRODUCTION DATE                                               OWNER
          -----------------------                                       ----------
          East Cameron 195 Unit (1971)..............................   33.33%
          East Cameron 336, South Addition (1983)...................   20%
          Eugene Island 261 (1979)..................................   20%
          South Marsh Island 76, South Addition (1968)..............   25%
          Vermilion 267 South Half, South Addition (1978)...........   16.67%
          Vermilion 331, South Addition (1977)......................   12.5%

     South Marsh Island 76, South Addition ownership excludes an 8.33% working interest owned by the Company that is not burdened by the Overriding Royalties. Vermilion 331, South Addition ownership

                                         (Footnotes continued on following page)
    excludes a 12.5% working interest owned by a subsidiary of the Company that is not burdened by the Overriding Royalties.

(5) Gross wells at Offshore Louisiana include nine dual completion oil wells and one dual completion gas well. A well with multiple completions is counted as one well.

(6) Includes interests in approximately 9 leases in three different fields in Erath and Parker Counties, Texas. The Working Interest Owner operates 3 of the 4 gross wells. The Working Interest Owner also owns various overriding royalty interests which are not considered significant but are included in the Fort Worth Basin Productive Property.

DESCRIPTION OF THE FEE LANDS

     The Fee Lands originally subject to the Fee Lands Royalties consisted of approximately 400,000 acres of undeveloped lands owned in fee by the Working Interest Owner in south Louisiana that were not subject to oil and gas leases as of the effective date of the Conveyances with respect to the Fee Lands Royalties. The Fee Lands constituted a substantial portion of all of the land owned in fee by the Working Interest Owner in south Louisiana at the time of the Conveyances but excluded (a) the Working Interest Owner's property subject to oil and gas leases or productive lands owned by the Working Interest Owner as of such date, (b) beds and bottoms of navigable waters and (c) certain other minor parcels of land. The Working Interest Owner has developed very limited portions of the Fee Lands, and could, but has no obligation to, elect to develop certain additional portions of the Fee Lands itself.

     Under Louisiana law, mineral royalties, in general, will terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. However, the production of any mineral included in the Conveyances (including that obtained through testing a shut-in well proved to be capable of producing in paying quantities) before the lapse of ten years will, except as hereinafter provided with respect to production obtained from a unit, maintain the Royalties in existence for so long as such production continues without cessation, and for a period of ten years thereafter, as to all of the lands affected thereby that are contiguous to the land burdened by the Royalties from which such production is obtained. Tracts of land are rendered noncontiguous by intervening tracts owned by third parties or not covered by the Conveyances, including navigable bodies of water, that divide and separate the lands burdened by the Royalties. Parcels of land that meet only at a corner are likewise noncontiguous. The Fee Lands contain both contiguous and noncontiguous tracts. In the case of production from a unit, the Royalties will be maintained with respect to the whole of the body of land contiguous to the production so long as such production continues without cessation, and for a period of ten years thereafter, if the unit well is situated on land burdened by the Royalties; but if the unit well is on land other than that burdened by the Royalties, production maintains the Royalties only with respect to that portion of the land included in the unit. If all or a portion of the tract of land burdened by the Royalties is included within a unit on which there already exists a shut-in well capable of producing in paying quantities located on other lands within the unit, the ten-year period for termination of the Royalties in the absence of production would begin anew on the effective date of the order or act creating the unit, and production within the ten-year period would maintain the Royalties only with respect to the acreage subject to the Royalties included in the unit. A unit is an area within which all owners of mineral rights share in production therefrom. It may be created by agreement or by the Louisiana Department of Conservation. The Trust receives minimal revenues related to production from wells drilled on Fee Lands acreage as well as from certain units that include small portions of the lands burdened by the Fee Lands Royalties. Since the producing wells on unitized acreage are located on property other than that burdened by the Fee Lands Royalties, such production could serve to maintain the Fee Lands Royalties beyond the initial ten year period only as to the lands included within said Units.

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 35,000 gross acres, approximately 6,350 acres of which were under lease as of December 31, 1994.

                OIL AND GAS SALES FROM THE PRODUCTIVE PROPERTIES

OIL AND LIQUIDS SALES

     In addition to crude oil sold to unaffiliated third parties, crude oil from South Pass 89 and three of the Offshore Louisiana Productive Properties is transported at the Working Interest Owner's expense and sold to a subsidiary at the average south Louisiana posted field price. The Working Interest Owner generally retained the right to revenue from liquids contained in natural gas sold offshore Louisiana. At present, such gas is processed onshore, and the liquids obtained are sold for the Working Interest Owner's account, generally in the "spot" market. For purposes of computing the payments attributable to the Overriding Royalties, Net Proceeds will include the proceeds from the above sales after deduction of applicable transportation and processing costs.

     Substantially all of the crude oil from the Jay Field is used as feedstock for a refinery owned and operated by an affiliate of the Working Interest Owner in Alabama. The Working Interest Owner treats, for internal and landowners' royalty purposes, Jay Field crude as sold at the wellhead at the Exxon posted field price. This treatment is also utilized for purposes of computing Net Proceeds. Propane and mixed butanes are sold at the tailgate of the Jay Field processing plant to unaffiliated third parties under two short-term contracts, which are subject to renegotiation as they expire. Field grade natural gasoline is sold to the Working Interest Owner's refining affiliate on a crude oil related pricing basis.

GAS SALES

     The Working Interest Owner believes that, in general, the pricing provisions of its gas contracts are typical of those prevailing in the industry. The Working Interest Owner and various other owners of working interests in certain of the Productive Properties sell gas to different purchasers. Due to the state of the gas industry and the marketing strategies used by different purchasers and producers, it is not uncommon for certain working interest owners in a property to be overproduced and to have delivered more gas than such owner was entitled to sell, leaving the other working interest owners underproduced. As a result, an imbalance may develop between the various working interest owners regarding the amount of gas to which each is entitled and the amount each actually takes and sells. The Working Interest Owner uses the "entitlement" method of recording gas production, which results in revenues being recognized on the Working Interest Owner's share of production regardless of which party's purchaser has actually taken and paid for the gas. Because the Working Interest Owner records revenues and makes distributions to the Trust based upon its entitled share of production at the relevant contractual prices, and because the Working Interest Owner's actual receipts depend on the price it receives when the imbalances are reconciled, adjustments to the Working Interest Owner's recorded revenues have been made in the past and may be made in the future. To the extent that any such adjustments decrease the revenues recorded by the Working Interest Owner because gas prices were lower at the time the Working Interest Owner's gas was actually delivered than when the revenues were originally recorded, or for other reasons, future distributions to the Trust would be reduced.

     The laws and regulations governing the prices which the Working Interest Owner receives from the sale of oil and gas from the Productive Properties and the taxes paid with respect to the production are complex, often ambiguous and subject to alteration, often with retroactive effect. If the Working Interest Owner does not properly interpret the applicable law or regulations in a manner consistent with later determinations and interpretations of regulatory authorities or of the courts, the Working Interest Owner may be required to refund to its customers amounts previously collected plus interest, which may be substantial if a long period passes between the time of the overcharge and the determination that a refund is required. See "Terms and Operation of the Trust -- Terms of the Conveyances" for information regarding the effect of any refunds on Unit holders.

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1992, 1993 and 1994:

                                                                                 NET WELLS
                                                                           ---------------------
        1992                                                               OIL     GAS      DRY
        ----                                                               ---     ----     ----
     Exploratory........................................................   0.3       --       --
     Development........................................................    --       --       --

        1993
        ----
     Exploratory........................................................   0.3       --       --
     Development........................................................   1.5      0.5       --

        1994
        ----
     Exploratory........................................................    --      0.7       --
     Development........................................................   0.3      0.3       --

     At December 31, 1994, one well was in progress at South Pass 89.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 1994:

  Jay Field

     Capital expenditures totaled approximately $5.4 million in 1994 primarily for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $8.9 million were incurred in 1994 primarily for the drilling of one successful oil well and one successful gas well.

  Offshore Louisiana

     Capital expenditures of approximately $2.6 million were incurred in 1994 primarily for the drilling of two successful gas wells.

  Fort Worth Basin

     Two Company-operated working interest wells and one nonoperated working interest well were sold during 1994.

FEE LANDS

     Approximately 6,350 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 1994. Drilling activities on the Fee Lands in 1994 resulted in the completion of one gas well.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 1994 ESTIMATES

     Estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 1994 have been made by Gruy Engineering Corporation ("Gruy"). Based on such estimates, Gruy has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 1994. A copy of Gruy's letter, dated March 17, 1995, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 1994; the present value was based on a discount factor of 10% per year.

     According to the Gruy letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 1994 were approximately $58 million, and the present value of such future net revenues was approximately $34 million. (The estimates as of September 30, 1993, were $50 million and $38 million, respectively, before giving effect to approximately $10 million in distributions during 1994.)

     The estimates of future net revenues as of September 30, 1994 reflect a 46% increase in future net revenues, and a 10% increase in the present value of future net revenues from those estimated by Gruy as of September 30, 1993, after adjusting those 1993 estimates to give effect to distributions of approximately $10 million which were made with respect to the twelve-month production period ended September 30, 1994. The Working Interest Owner has advised the Trustee that the increases resulted primarily from higher estimates of proved reserves partially offset by lower prices as compared with September 30, 1993 estimates. The Working Interest Owner has further advised the Trustee that subsequent changes in prices being received by the Working Interest Owner for production from the properties in which the Trust has an interest would not significantly change the future net revenue estimates as of September 30, 1994.

     The increase in 1994 estimated future net revenues from the 1993 estimates (after giving effect to 1994 distributions) was primarily attributable to Jay Field, where those estimates increased by approximately $29 million. This increase was partially offset by decreases of approximately $6 million and $5 million in estimated future net revenues at South Pass 89 and Offshore Louisiana, respectively.

CERTAIN FACTORS AFFECTING ESTIMATES

     Because the Royalties on the Properties (other than the Fee Lands) are "net" overriding royalty interests (often referred to as net profits interests), estimates of future net revenues to the Trust are affected by a number of factors in addition to the engineering, well performance and other data taken into consideration by petroleum engineers in estimating the quantity and nature of gross oil and gas reserves in the ground. Such other factors include oil and gas prices (the changes in which have materially affected the estimates of future net revenues to the Trust in recent years), projections of operating and capital costs, and the Working Interest Owner's evaluation of the economic feasibility of conducting additional operations.

     As indicated above, estimates of future net revenues attributable to the Trust are based in part on estimates of quantities of proved oil and gas reserves in place. It should be emphasized that there can be no assurance that the quantities of oil and gas classified as proved reserves will ultimately be recovered. Because estimating proved reserves is not an exact science, the potential for significant revisions, either upward or downward, in estimates of proved reserves is high. Such revisions have occurred in the past with respect to the Productive Properties and, with respect to certain Productive Properties, have been material in relation to the reserves assigned to such Productive Properties. Reserve estimates are based on many judgmental factors, and the accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data as well as the skill and judgment of the petroleum engineer in interpreting such data. The process of estimating reserves involves continual revisions of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. When a new reservoir is discovered, proved reserves are determined strictly by volumetric analysis, using limited reservoir data (porosity, net pay thickness, water saturation, permeability and estimated extent of the productive area) indicated by the discovery well to estimate reserves over an underground area that may cover many acres. As a well is produced and the reservoir pressure declines, production volumes (hydrocarbons and water) and other factors are generally monitored and recorded so that the proved reserves can be periodically reestimated following sufficient intervals of production history. In addition, the drilling of development wells can provide additional reservoir data, including information regarding the areal extent of the reservoir. As reservoir history is accumulated, the historical information is incorporated into volumetric calculations or extrapolated production performance plots to refine the reserve estimate. Consequently, the accuracy of the reserve estimate generally improves with additional production history.

     Estimates of both the volume of, and future net revenues from, any specified reserves are of necessity based on assumptions with respect to anticipated market demand and prices obtainable for production from the particular reservoir and with respect to the costs and expenses incurred in developing and producing those reserves. A decline in price will reduce the estimated future revenues to the Trust. A reduction in volume of sales from those estimated, as a result of curtailments or otherwise, delays the receipt of revenues and reduces the present value of future net revenues from the property. Similarly, changes in the timing and amounts of future capital expenditures can also affect the revenues and the present value. Consequently, reserve, net revenue and present value estimates made in the future may differ materially from those contained herein as a result of conditions in the oil and gas industry and general economic conditions.

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Gruy's letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $.7 million for the twelve months ending September 30, 1995. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Gruy has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Gruy estimated that as of September 30, 1994, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $26 million for the period from October 1, 1994 through December 31, 1997. The Trustee has been informed by the Working Interest Owner that its present budget is actually approximately $31 million with respect to its capital expenditures on the Productive Properties during such period. The amounts budgeted by the Working Interest Owner are based on development of the proved reserves and on the other projects designed to find and develop reserves that are unproved and hence not included in the Gruy report. Due to various factors the Working Interest Owner may spend more or less than the amounts budgeted. In addition, this level of spending is contingent upon its ability to contract for drilling rigs and secure drilling permits, its analysis of additional geological and geophysical data and other factors beyond the Working Interest Owner's control. If the full $31 million budget is spent, the estimated net revenues to the Trust for the production period from October 1, 1994 through December 31, 1997 could be reduced by approximately $3 million. No assurance can be given that the level of capital expenditures budgeted by the Working Interest Owner will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

     In making its estimates, Gruy used price and cost assumptions as described in the Gruy letter. These assumptions are assumptions only, and there can be no assurance that actual prices and costs in the future will not be materially different from those assumed. Prices of oil and gas and related costs have varied dramatically in recent years and are impossible to predict with certainty. As a result, and because of other inherent uncertainties in estimating oil and gas reserves and in forecasting production levels, prices and costs, neither the Trustee nor Gruy nor the Working Interest Owner can predict what actual revenues to the Trust will be. See "Industry Conditions and Regulation".

     Pursuant to Statement of Financial Accounting Standards No. 69 the Trust is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves attributable to the Trust. The Gruy letter includes such estimates, prepared on the basis described therein. The quantities imputed to the Trust are calculated by multiplying Gruy's estimated net reserves of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Gruy's estimated future net revenues to the Trust to Gruy's estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust.

[GRUY LOGO]

                            ENGINEERING CORPORATION
                            -----------------------
                            Petroleum Consultants

                     A Tidwell Evaluation Services Company

                                 March 17, 1995


Texas Commerce Bank National Association, Trustee
LL&E Royalty Trust
600 Travis, Suite 1150
Houston, Texas 77002


                                                        LL&E Royalty Trust
                                                        00-94-5034
                                                        -----------------------

Gentlemen:

               In response to your request communicated to us by The
Louisiana Land and Exploration Company (the "Company"), we have estimated the proved hydrocarbon reserves and future revenues attributable to certain working and royalty interests owned by the Company in certain properties in which the LL&E Royalty Trust (the "Trust") owns an interest. Reserves in the probable, possible and other unproved categories have not been considered in this report.

               The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida, Texas and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) a three percent royalty interest (the "Royalties") under approximately 35,000 acres of the Company's south Louisiana fee lands (the "Fee Lands"). We have calculated the imputed reserves using the formulas and criteria specified by the Company, as described in following paragraphs, and have estimated future revenues net to the Trust based on Securities and Exchange Commission guidelines.

               The estimated proved imputed reserves and future revenue, discounted at ten percent per year, compounded annuallv, net to the interests owned by the Trust as of September 30, 1994, are:

                                     Net Proved Imputed Reserves1
                                   ---------------------------------
                                       Crude Oil,                                    Discounted
                                     Condensate and          Natural             Value of Estimated
                                   Natural Gas Liquids         Gas                  Net Revenues4
  Reserve Categorv                       (Mbbl)              (MmCf)3                   (Ms)5
  ----------------                       ------              -------                   ------
Proved Developed                         2,870                8,045 6                  32,177
Proved Undeveloped 7                        75                1,404                     1,987
                                         -----                -----                    ------
  Total Proved                           2,945                9,449                    34,164

1 The figures shown as "net proved imputed reserves" attributable to the Trust were calculated as prescribed in the Trust documents and should not be construed as actual quantities of oil and gas reserves.

2 Thousand barrels.

3 Million cubic feet.




             1111 Bagby - Suite 2290 - Houston,  Texas 77002-2546
              Facsimile (713) 752-2620 - Telephone (713) 750-0000

Texas Commerce Bank National Association, Trustee
March 17, 1995
Page 2


4 The discounted revenue figures were calculated using ten percent discount factors, compounded annually, and are not estimates of fair market value.

5 Thousand dollars.

6 Includes gas used in Jay field for fuel.

7 The estimated proved undeveloped net imputed reserves have not been risk adjusted to make them comparable to proved developed reserves.

               The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                                             Estimated Net Revenues
                                                to the Trust 1
                                -----------------------------------------------
           For Production       From Proved         From Proved      From Total
           During the 12         Developed          Undeveloped        Proved
            Months Ended         Reserves           Reserves          Reserves
            September 30           (M$)                (M$)             (M$)
           --------------       -----------         -----------      ----------
           1995                    8,307              (121)             8,186
           1996                    7,435            (1,379)             6,056
           1997                    4,384             1,453              5,837
           1998                    2,655             1,339              3,994
           1999                    2,651               874              3,525
           2000                    3,963               552              4,515
      Remainder                   25,296               575             25,871
                                  ------            ------             ------
          Total                   54,691             3,293             57,984


               The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 1995:

                                                                Last Year of
                                       Estimated Net             Estimated
                                        Revenues to               Economic
                                         the Trust                Life of
              Property                     (M$)                   Reserves
              --------                 -------------            -----------
           Jay Field                       40,206                   2017
           South Pass 89                   13,128                   2003
           Offshore Louisiana               3,580                   2000
           Fort Worth Basin                    39                   2000
           Fee Lands                        1,031                   2023
                                            -----
              Total                        57,984

1 Undiscounted.  Ten percent discounted totals are shown above.



                         GRUY ENGINEERING CORPORATION
                                A TESI COMPANY

Texas Commerce Bank National Association, Trustee
March 17, 1995
Page 3

For the purposes of computing the above net revenues to the Trust, the Working Interest Properties have been grouped geographically into four groups of leases designated as the "Jay Field", "South Pass 89", "Offshore Louisiana" and "Fort Worth Basin". The Company has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:

                                                   Percentage of
                                                    Net Proceeds
             Working Interest                      Attributable to
                 Property                       Overriding, Royalties
             ----------------                   ---------------------
             Jay Field                                    50
             South Pass 89                                50
             Offshore Louisiana                           90
             Fort Worth Basin                             90


The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas and other hydrocarbons from-the Working Interest Properties. Net Proceeds have been computed on a propertyby-property basis and consist of the revenues recorded by the Company from the sale of oil, gas and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges and expenses incurred by the Company in production, development and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties, (d) applicable charges for certain overhead expenses, and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. With respect to South Pass 89 and Offshore Louisiana, certain costs of dismantlement of platforms after abandonment are not to be deducted until estimated cumulative payments to the Trust from those properties have exceeded $54.9 million and $52.5 million, respectively, as specified in the Trust documents. According to the Company, the cumulative disbursements attributable to production exceeded $54.9 million in February 1990 from South Pass 89 and exceeded $52.5 million from Offshore Louisiana in May 1987. Therefore, dismantlement costs for South Pass 89 and for Offshore Louisiana are included starting September 30, 1994. The total future dismantlement costs to the Company's working interest included in the calculation of Net Proceeds are $3.474 million for South Pass 89 and $1.941 million for Offshore Louisiana. Total dismantlement costs to the Company's working interest escrowed to September 30, 1994, are zero for South Pass 89 and $2.506 million for Offshore Louisiana.

               Excess production costs will result to the Company's working interest in the event that the costs, charges and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of September 30, 1994, Excess Production Costs to the Company's working interest are $0.213 million, $1.467 million and $O.004 million for the South Pass 89, Offshore Louisiana and Forth Worth Basin properties respectively. Recovery of these costs is included in the calculation of net proceeds attributable to the Trust

                          GRUY ENGINEERING CORPORATION
                                A TESI COMPANY

Texas Commerce Bank National Association, Trustee
March 17, 1995
Page 4


               The estimated net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when the oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of oil and gas from the productive properties and the Fee Lands are recorded as revenues by the Company. Therefore, estimated net revenues to the Trust from proved reserves for a 12-month period beginning October I correspond to estimated distributions to the Trust during the following calendar year. The amounts in the tables above reflect those estimates of the disbursements to the Trust.

               The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices for oil and gas being received by the Company in September 1994 to estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties except the Fort Worth Basin.

               The reserve estimates and production rate projections used to calculate future net revenues and imputed reserves attributable to the Trust are based on detailed geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historic performance trends. Reserves for the remaining properties were estimated by volumetric calculations, based on structural and isopachous maps which were prepared using information from electric logs, core analyses, and other data, or by analogy to similar properties. Estimated reserves for the Jay Field property are based on comprehensive engineering studies utilizing historic performance trends and reservoir simulation computer model studies.

               Net reserves, as used herein, means reserves net to the Company or imputed to the Trust after taking into account existing third party interests and landowners' royalties. Portions of the properties are pooled or unitized, and the reserve estimates herein are based on existing pooling and unitization arrangements.

               The imputed estimated proved reserves attributable to the Trust were calculated for each propertv by multiplying the net proved reserves of the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company from each of the properties prior to consideration of the Trust, as follows:


                               Estimated future
                              net revenues to the
Imputed proved reserves            Trust                Estimated net proved
to the Trust (expressed   =   -------------------    x  reserves of the Company
  in barrels or Mcf)            Estimated future            (barrels or Mcf)
                                  gross revenues
                                 to the Company 1




1 Prior to subtraction of all costs (including severance taxes) and the portion attributable to the Trust.



                         GRUY ENGINEERING CORPORATION
                                A TESI COMPANY

Texas Commerce Bank National Association, Trustee
March 17, 1995
Page 5

As the imputed estimated reserves of the Trust are calculated using estimated future revenues, changes in the assumptions on which the revenue estimates are based would result in changes in the Trust's imputed reserves. Imputed reserves should not be construed as actual quantities of estimated oil and gas reserves.

               It should be noted that there can be no assurance that the quantities of oil and gas classified herein as "proved reserves" will ultimately be recovered. Reserve estimates are based on many judgmental factors, and the accuracy of reserve estimates depends on the quantity and quality of geological data, production performance and reservoir engineering data, as well as the skill and judgment used by the geologist or petroleum engineer in interpreting such data. The reserve estimates presented in this report should be viewed with the understanding that reservoir performance subsequent to the date of the estimates may justify their revision and that, as a general rule, early reserve estimates based upon volumetric analyses only are generally less reliable than those based on lengthy production performance.

               The extent and character of ownership, reversions, product prices, test and production data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. The production data available were through the month of May 1994. Interim production to September 30, 1994, has been estimated. No field inspections or well tests were conducted by Gruy Engineering Corporation personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable,

               If investment or business decisions are to be made in reliance on these estimates by anyone other than our client, such person with the approval of our client is invited to visit our offices at such person's expense to evaluate the assumptions made and the completeness and extent of the data available on which our estimates are based.

               Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

               This report was prepared under the supervision of Kevin E. Gangluff, Registered Professional Engineer, No. 75852, State of Texas.



                               Yours very truly,

                               /s/ Gruy Engineering Corporation
                               ------------------------------------------------
                               GRUY ENGINEERING CORPORATION

KG:ss

                          GRUY ENGINEERING CORPORATION
                                 A TESI COMPANY

                       INDUSTRY CONDITIONS AND REGULATION

INDUSTRY CONDITIONS

     The availability of a ready market for oil and gas depends upon numerous other factors beyond the Working Interest Owner's control, including the production of crude oil and gas by others, crude oil imports, the marketing of competitive fuels, the proximity and capacity of oil and gas pipelines, the availability of treatment facilities, the regulation of allowable production by governmental authorities and the regulation by the FERC and various state agencies of the transportation and marketing of natural gas transported or sold in interstate commerce. Because of the mechanics of the Royalties, changes in Net Proceeds due to any of the factors above are typically not reflected in the amounts payable to the Trust until the third month after the oil and gas sales are recorded or the related costs are incurred.

REGULATION -- GENERAL

     The production of oil and gas in the United States is affected by many state and federal regulations with respect to allowable rates of production, marketing and environmental matters. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

     The Working Interest Owner's oil and gas activities on the Productive Properties are subject to existing federal, state and local laws and regulations relating to health, safety, environmental quality and pollution control. The Working Interest Owner has advised the Trustee that it believes that its operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations. However, events in recent years have heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. Oil and gas operations are subject to extensive governmental regulation, including regulations that may in certain circumstances impose absolute liability upon lessees for cost of cleaning up pollutants and for pollution damages resulting from their operations, and that may require lessees to suspend or cease operations in affected areas. Although the Working Interest Owner has advised the Trustee that current environmental regulation has not had a material adverse effect on the Working Interest Owner's method of operations, the effects of changes in environmental law, such as stricter environmental regulation and enforcement policies, cannot be predicted.

NATURAL GAS REGULATION

     In prior years, natural gas prices were subject to regulation by the Federal Energy Regulatory Commission. On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 was enacted. This legislation generally removed wellhead price controls immediately on certain new wells and wells not covered by a gas contract and provided for the removal of all controls by January 1, 1993. As a result, all of the Working Interest Owner's natural gas production is currently free of wellhead price regulation and is priced at competitive market levels.

     In the winter of 1993-94, FERC implemented its Order 636 on the comparability of pipeline services. The order was designed to eliminate certain competitive advantages interstate pipelines may have had in selling gas and further move the industry toward a more efficient, competitive market environment. Among other things, Order 636 required pipelines to unbundle the various services that they had provided in the past, such as gas supply, gathering, transmission and storage, and offer these services individually to their customers. For producers, the net result is expected to be increased gas sales opportunities.

                     TAX CONSIDERATIONS TO OWNERS OF UNITS

FEDERAL INCOME TAX CONSIDERATIONS

INTRODUCTION

     The following summary discusses the federal income tax consequences attendant to the acquisition, ownership and disposition of Units. However, for the following reasons no assurance can be given that the tax treatment described in this summary will be available. First, administrative and judicial interpretations of recent changes in the tax law affecting these matters are nonexistent or insufficient to provide definitive guidance as to the proper tax treatment of certain items. Second, certain of the tax consequences described herein are not subject to clear resolution under present law and the existing administrative and judicial interpretations thereof. Third, the laws or regulations affecting these matters are subject to new interpretations, by the Internal Revenue Service (the "Service") or by the courts, which could adversely affect the Unit holders.

     Because the federal income tax consequences of the acquisition, ownership and disposition of Units are highly complex, this discussion is merely a summary and does not purport to provide detailed tax information to Unit holders or to function as a substitute for careful tax planning and analysis. All Unit holders are urged to consult their own tax advisors regarding the effects on their personal tax situations of acquiring, owning, and disposing of Units.

RULINGS AND TAX OPINION REGARDING DISTRIBUTION

     The following information concerning the Company's ruling requests to the Service regarding the federal income tax consequences of the creation and distribution of Units to the Company's shareholders (the "Distribution") and the operation of the Partnership and the Trust has been provided by the Company. The Company has received the following requested rulings from the Service:

          1. The Trust will be classified as a trust and not as an association taxable as a corporation.

          2. The Trust will be characterized as a "grantor" trust as to the Unit holders and not as a "nongrantor" trust (a "simple" or "complex" trust).

          3. The Partnership will be classified as a partnership and not as an association taxable as a corporation.

          4. The transfer of a Unit will be considered to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

          5. Each Unit holder will be entitled to deduct cost depletion (or percentage depletion if greater than cost depletion and if otherwise allowable) with respect to his pro rata interest in the Royalties computed by reference to such Unit holder's basis in the Units.

          6. Each Royalty will be considered an economic interest in oil and gas in place, and each Royalty will constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code (the "Code").

          7. Each Unit holder will be treated as the producer of crude oil attributable to his pro rata interest in the Royalties for windfall profit tax purposes.

          8. The steps taken to create the Trust and the Partnership and to distribute the Units are properly viewed as a distribution of the Royalties by the Company to its stockholders, followed by the stockholders' contribution of the Royalties to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units.

     Although the Company requested these rulings prior to the time of the Distribution, the rulings were issued after the Distribution occurred. Therefore, the Service could revoke the rulings if it changes its position on the matters the rulings address.

     These favorable rulings are consistent with a legal opinion the Company received prior to the Distribution from tax counsel to the Company. The opinion of counsel is not binding on the Service or the courts, and the Service may revoke its favorable rulings, as mentioned above. If it were to do so, there can be no assurance that the position of the Service would not be upheld in a judicial proceeding.

     At the same time the Company requested the rulings described above, the Company requested a ruling to the effect that it would not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the Distribution. The Company subsequently withdrew this request. The Service had indicated to the Company that, if a ruling had been issued with respect to this issue, it would have been unfavorable. Tax counsel advised the Company prior to the Distribution that, because of the lack of direct authority, it was unable to express an opinion on this issue. See "IDC Recapture Income to the Company on Distribution".

     No other rulings with respect to the Distribution of the Units have been requested from the Service and, except as noted below, no opinion of counsel has been requested or rendered regarding any other tax consequences discussed herein.

TAX CONSEQUENCES OF OWNING UNITS

     The federal income tax consequences of owning Units depend, in large part, on (i) the proper classification of the Trust as a trust rather than as an association taxable as a corporation, (ii) the classification of the Partnership as a partnership rather than as an association taxable as a corporation, and
(iii) the categorization of the Trust as a "grantor" trust rather than as a "nongrantor" trust (a "simple" or "complex" trust). For purposes of this summary it has been assumed that neither the Trust nor the Partnership will be classified as an association taxable as a corporation and that the Trust is properly categorized as a grantor trust, positions consistent with the favorable rulings received by the Company from the Service regarding these issues. However, as mentioned above, because the rulings were issued after the Distribution occurred, the Service could revoke its favorable rulings if it changes its position regarding these matters.

     The manner in which Unit holders who received their Units in the Distribution or who acquired their Units before September 7, 1983 have chosen to report their receipt of such Units may affect the manner in which they report the receipt of income distributions from the Trust. This summary of the federal income tax treatment of income distributions from the Trust is based in part on the assumption that the Unit holders described above have characterized their receipt of Units as a receipt of interests in a grantor trust owning cash payment rights and economic interests in oil and gas properties. Unit holders who have chosen to report the receipt of Units in the Distribution in a different manner may be required (for the sake of consistency) to report income distributions from the Trust in a different manner.

     General Features of Grantor Trust Taxation. An entity which is properly classifiable as a trust for federal income tax purposes may be treated as falling into one of three categories: (i) a grantor trust, (ii) a simple trust, or (iii) a complex trust. Because the existence of a grantor trust is generally disregarded for federal income tax purposes, a grantor trust is not subject to tax, and its beneficiaries (the owners of Units in the case of the Trust) generally are considered for tax purposes to own the assets of the trust directly. Thus, the owners of Units should be treated as owning the Partnership interest which the Trust holds, and each owner of a Unit should be treated as a partner (to the extent of such Unit holder's interest in the Trust) in the Partnership for federal income tax purposes. Treatment of partners for federal income tax purposes is discussed below. The Trustee has filed, and anticipates that it will continue to file, federal income tax returns on the basis that the Trust is a grantor trust.

     General Features of Partnership Taxation. An organization which is properly classifiable as a partnership for federal income tax purposes is not a taxable entity and incurs no federal income tax liability. Instead, each item of partnership income, gain, loss, deduction, credit, and tax preference flows through to the partners, substantially as though the partners had received or expended such item directly. Each Unit holder is required to take into account in computing his federal income tax liability his distributive share of all items of Partnership income, gain, loss, deduction, credit and tax preference for each taxable year of the Partnership ending with or within his taxable year based on the Partnership's method of accounting, without regard to the Unit holder's method of accounting or whether he has received or will receive any cash distributions. Consequently, it is possible that in any year his share of the taxable income of the Partnership (and possibly the income tax payable by him with respect to such taxable income) may exceed the cash, if any, actually distributed to him in such year. See "Accounting for Income and Deductions", below.

     Special tax rules apply to any "publicly traded partnership", i.e., any partnership whose capital interests are traded on an established securities market or are readily tradeable on a secondary market or its substantial equivalent. Because the transfer of a Unit represents a transfer of an interest in the Partnership, the Partnership is included in the definition of a publicly traded partnership. A publicly traded partnership is taxed as a corporation for federal income tax purposes unless 90% or more of its gross income is from certain qualified passive sources (which include income from oil and gas activities). Because all of the Partnership's income is derived from the Royalties, it should not be taxed as a corporation.

     A tax-exempt partner's share of gross income from a publicly traded partnership not taxed as a corporation is characterized as unrelated business income if the tax-exempt partner acquired its interest after December 17, 1987. Thus, tax-exempt Unit holders will be subject to tax on net income attributable to Units acquired after December 17, 1987.

     Depletion Deductions. The owner of an economic interest in producing oil and gas properties is entitled to deduct, on his federal income tax return, an allowance for the greater of cost depletion or (if otherwise allowable) percentage depletion on each such property. Each Unit owner who acquires Units by purchase should be entitled, by reason of the Partnership's election under
Section 754 of the Internal Revenue Code of 1986, as amended (the "Code"), to deduct cost depletion (or, if greater and otherwise available, percentage depletion) with respect to production from each of the Royalties using his basis in such Royalties. The amount of deductions based on cost depletion cannot exceed the total adjusted tax basis of the property. Prior to the enactment of the Revenue Reconciliation Act of 1990 (the "1990 Act"), only cost depletion was allowed to a Unit holder with respect to production attributable to the Royalties carved out of properties which become proven prior to his acquisition of Units. Under the provisions of the 1990 Act, Unit holders acquiring their Units after October 11, 1990, may be entitled to deduct an allowance for percentage depletion if such deduction would otherwise exceed the allowable deduction for cost depletion, regardless of whether the oil and gas interest was "proven" at the time of its acquisition. However, in order to take percentage depletion, the Unit holder must qualify for the "independent producer" exemption contained in Section 613A(c) of the Code; otherwise, such owner will be limited to cost depletion.

     Cost depletion for each productive property is calculated by (i) dividing the dollars derived from the sale of oil or gas attributable to such productive property that was actually produced during the taxable year by the total dollars estimated to be derived from the sale of the total units of production (barrels of oil and thousand cubic feet ("Mcf") of gas) attributable to the productive property held by the Trust expected to be recoverable therefrom and (ii) multiplying the result in (i) by the adjusted tax basis of the productive property.

     Section 1254 of the Code provides that for property placed in service by a taxpayer after December 31, 1986, depletion deductions which reduce the adjusted basis of such property must be recaptured as ordinary income upon a disposition of the property. The amount of such recapture is generally limited to the amount of gain recognized by the taxpayer on such disposition. No oil and gas properties were placed in service by the Partnership subsequent to 1986. However, it is unclear whether this recapture provision applies to any portion of the depletion deduction claimed with respect to the Royalties in the case of Units acquired after December 31, 1986. The Service has not issued any regulations or other pronouncements to indicate its interpretation of these recapture provisions as they affect the transfer of partnership interests.

     The foregoing discussion does not purport to be a complete analysis of the complex legislation and regulations relating to the availability and calculation of the depletion deduction for oil and gas properties.

Unit holders who desire further or more specific information with respect to these matters should consult their own tax advisors.

     Trust Administrative Expenses. Miscellaneous itemized deductions are deductible only to the extent that, in the aggregate, such expenses exceed 2% of the Unit holder's adjusted gross income. However, Section 62(a)(4) of the Code provides that deductions attributable to property held for the production of royalty income may be deducted in arriving at a taxpayer's adjusted gross income. Trust administrative expenses are incurred by the Trustee on behalf of the Unit holders in connection with the income from the Royalties flowing through the Partnership and Trust, and therefore may be deducted in arriving at a Unit holder's adjusted gross income. Accordingly, such deductions should not be subject to the 2% floor affecting miscellaneous itemized deductions.

     Classification of Trust Income. A taxpayer is limited in his ability to deduct losses from passive activities against other types of income. As a fixed investment grantor trust, the Trust is prohibited from engaging in any business or other investment activity, and it cannot engage in an activity which could be considered a trade or business activity for passive activity purposes. Temporary regulations indicate that taxpayers may not treat income from mineral royalties (other than royalties derived from a trade or business) as earned in the ordinary course of a trade or business without obtaining a ruling to such effect from the Service. Therefore, royalty income (such as that generated by the Trust) which is not attributable to a trade or business is characterized as "portfolio income" rather than passive activity income under these rules.

     Unit holders must include Trust income or loss, net of Trust administrative expenses and cost depletion deductions, in their calculation of net portfolio income or loss. Trust net income or loss may not be used to offset a Unit holder's income or losses from passive activities. Furthermore, the passive activity rules require a partner in a publicly traded partnership not taxed as a corporation to separately apply the passive activity rules to each interest owned in a publicly traded partnership, and do not affect the classification of income from the Partnership which is classified as "portfolio income". The tax laws relating to the various classifications of income and the tax consequences of these classifications are complex. Unit holders should consult their tax advisors to determine the impact of these provisions on their individual tax situations.

     Alternative Minimum Tax for Corporations. For a corporation, alternative minimum taxable income is equal to (i) regular taxable income of the corporation, with certain adjustments, plus (ii) items of tax preference. After a corporation's alternative minimum taxable income is reduced by an exemption amount, it is then multiplied by 20%, the alternative minimum tax rate, to yield the tentative alternative minimum tax. The amount by which this tentative alternative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds the regular tax is the corporation's alternative minimum tax liability. The corporate alternative minimum tax provisions insure that corporate taxpayers pay tax equal to at least 20% of their economic income above the exemption amount. The corporate exemption amount is $40,000, less 25% of the excess of alternative minimum taxable income over $150,000.

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is determined by multiplying this amount by 26% for the first $175,000, and 28% of the excess over $175,000. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. The noncorporate taxpayer's exemption amount is $45,000 in the case of joint returns or surviving spouses, $33,750 in the case of unmarried individuals who are not surviving spouses, and $22,500 in the case of married individuals filing separate returns, estates and trusts. The exemption amounts are reduced by 25% of the amount by which a taxpayer's alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

     Because of the complexity of the rules and regulations concerning the application of the alternative minimum tax, Unit holders should consult their tax advisors to determine its impact on their tax situations.

     Abandonment Losses. Unit holders are entitled to claim deductions for abandonment losses with respect to any Royalties which are determined to be worthless and are abandoned. Each Unit holder should determine the amount of his abandonment losses by reference to that amount of his adjusted basis for his Units attributable to each Royalty which becomes worthless. Any deductions for abandonment losses allowed to a Unit holder will reduce his basis in each Unit for purposes of computing gain or loss on any subsequent disposition of Units. The Trustee will furnish to Unit holders information which will permit computation of abandonment loss deductions, if any. See "Reports", below. No such abandonment losses have been realized since the creation of the Trust.

     Taxation of Nonresident Foreign Unit Holders. Unit holders who are nonresident alien individuals or foreign corporations (collectively, "Foreign Taxpayers"), in general, are subject to U.S. tax at the rate of 30% on passive income such as the gross income produced by the Royalties. In certain circumstances, the applicable tax rate may be lower as a result of tax treaties. This tax is applied to the gross income produced by the Royalties, without taking into account any deductions, such as depletion. The Trustee must withhold this tax and remit it directly to the United States Treasury.

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat the income from the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30% withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form 4224, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form 4224 (or substitute statement) must be filed with the Trustee for each calendar year in order to effect an exemption from withholding for that year's income. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

     A 30% "branch profits tax" is imposed on the after-tax profits of a U.S. branch of a foreign corporation attributable to its income effectively connected (or treated as such) with a U.S. trade or business. An income tax treaty between the U.S. and a foreign country may reduce or eliminate the branch profits tax only if the foreign corporation is a "qualified resident" of the foreign country in which it is incorporated.

     A withholding tax is imposed on partnerships in an amount equal to the United States tax on effectively connected taxable income which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject. A foreign partner's share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of
(i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership's tax year for which the tax is paid. Future regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

     Section 6039C of the Code allows the Service to require reporting by foreign direct owners of United States real property interests. To date no such reporting requirements have been announced by the Service.

     If a Foreign Taxpayer owns (or has owned during a five-year look-back period) more than five percent of the outstanding Units, either directly or through attribution rules under Section 897 of the Code, the Units in the hands of such a Foreign Taxpayer are treated as United States real property interests. For such a Foreign Taxpayer, gain or loss from the sale or exchange of Units will generally be regarded as arising from the sale or exchange of property effectively connected with the conduct of a United States trade or business. Therefore, any gain or loss on the sale of Units must be reported to the Service and appropriate taxes paid.

     Section 1445 of the Code generally provides for withholding at the source when a United States real property interest is acquired from a Foreign Taxpayer after December 31, 1984. An exemption from withholding applies in the case of stock regularly traded on an established securities market. Treasury regulations expand this withholding exemption to include the acquisition of an interest in a publicly traded partnership or trust. This exemption will also apply in the case of a Foreign Person transferring a greater than five percent interest if the transfer is from a single transferor in a single transaction; however, under such circumstances, the transferor is subject to the substantive FIRPTA tax liability.

     Foreign Taxpayers that received Units in the original distribution on June 28, 1983 must generally compute their basis in such Units by reference to the adjusted basis of the corresponding individual property interest in the hands of the distributing corporation (the Company) before the Distribution, increased by
(i) any gain recognized by the distributing corporation on the Distribution and
(ii) certain taxes paid by the distributee on such Distribution. Foreign Taxpayers purchasing Units after the Distribution should use their cost of acquisition as the initial tax basis for such Units.

     The federal income taxation of nonresident alien individuals and foreign corporations is a highly complex matter which may be affected by many other considerations. Therefore, nonresident alien individuals or foreign corporations should consult their tax advisors as to the effects of their ownership of Units.

     Sale of Units. Generally, a Unit holder will realize gain or loss on the sale or exchange of his Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Unit at the time of the sale or exchange. Subject to the recapture provisions contained in Code Section 1254, gain or loss on the sale of Units realized by a holder who is not a "dealer" with respect to such Units and who held them for more than 12 months will generally be treated as long-term capital gain or loss, provided the taxpayer held the Units as a capital asset. Gain constituting Code Section 1254 recapture will be characterized as ordinary income. For oil and gas properties placed in service after December 31, 1986, the Code Section 1254 recapture amount will include depletion deductions which reduced the Unit holder's basis in such property. See "Depletion Deductions" above.

     The sale of Units should be considered, for tax purposes, as the sale of an interest in the Partnership. Income allocable to such Units to the date of sale will be taxable to the selling owner of Units, and the purchaser of Units will be taxable on income allowable to such Units from the date of purchase forward. See "Accounting for Income and Deductions", below. Certain information reporting requirements may apply to the sale of Units. See "Information Return Filing Requirements", below. The Partnership has made an election under Section 754 of the Code to allow each subsequent purchaser of Units to take a basis in his share of the Royalties which reflects his cost basis in the Units (as opposed to his pro rata share of the Partnership's basis in the Royalties) for purposes of calculating deductions for depletion and abandonments with respect to such Royalties.

     The Service has ruled that a partner must maintain a single aggregate adjusted tax basis in partnership interests acquired in multiple transactions. Upon a sale of a portion of such aggregate interest, such partner would be required to allocate his aggregate tax basis between the interest sold and the interest retained by some equitable apportionment method such as the relative fair market values of such interests on the date of sale. It is unclear whether the ruling would apply to owners of publicly traded units of beneficial interests in a trust (such as the Trust) which owns interests in a partnership (such as the Partnership). If the ruling is applicable to the Units, such process of aggregating the tax basis of all Units owned by a Unit holder would effectively prohibit a Unit holder owning Units which were purchased at different prices from controlling the timing of the recognition of the inherent gain or loss in his Units by choosing which Units he will sell. A Unit holder considering the subsequent purchase of additional Units or the sale of Units purchased in more than one block should consult his own tax advisor as to the possible consequences of this ruling.

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 1994 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities by the owners of Units.

     Audit of Partnership and Trust Returns. While no federal income tax is required to be paid by organizations which are classified as partnerships or grantor trusts, partnerships and grantor trusts must file informational federal income tax returns which are subject to examination by the Service.

     The Code provides that the tax treatment of "partnership items" is determined at the partnership level rather than at the partner level. These rules, which apply to the Partnership, provide in general for partnership level Service audits and deficiency proceedings or claims for refund in respect of "partnership items". These rules also provide for the designation of a "tax matters partner" (the Company, in the case of the Partnership), who in some cases, has the power to (i) extend the applicable statute of limitations on assessments of tax (normally three years) attributable to "partnership items" and (ii) enter into settlement agreements which will bind other partners unless they specifically elect not to be bound. Under Treasury regulations, the term "partnership items" includes, insofar as may be relevant in the case of the Partnership, (i) the Partnership's aggregate and each partner's distributive share of items of income, gain, loss, deduction or credit, (ii) items of the Partnership which may be tax preference items under Section 57(a) of the Code for any partner, (iii) optional adjustments to the basis of Partnership property pursuant to an election under Section 754 (including necessary preliminary determinations, such as the determination of a transferee partner's basis in a Partnership interest) and (iv) windfall profit tax (for periods when the windfall profit tax was in effect). Further, a person whose tax is indirectly determined by taking into account partnership items, such as a Unit holder, is required to notify the Service if he treats partnership items inconsistently with the treatment on the partnership return. Failure to notify will allow the Service to assess the resulting deficiency without further proceedings, and may result in a penalty. See "Other Possible Penalties". Each Unit holder should consult a tax advisor to determine the effects of the applicability of these rules to the Partnership.

     Accounting for Income and Deductions. Since 1987 the Partnership has utilized the accrual method of accounting for tax purposes. The accrual method of accounting requires a taxpayer to recognize income at the earlier of the time the income is received or all events have occurred which fix the right to receive such income and the amount thereof can be determined with reasonable accuracy. Deductions are allowable for the taxable year in which all the events have occurred which establish the fact of liability giving rise to such deduction and the amount thereof can be determined with reasonable accuracy.

     Because the Trust is treated as a grantor trust with respect to each Unit holder, the Royalty income of the Trust will be deemed to have been accrued by each Unit holder on the day the Partnership accrues such income under its method of accounting and not on the date cash is distributed by the Partnership or the Trust, regardless of a Unit holder's method of accounting. Income from the Trust will be taxed to each Unit holder in the taxable year within which the taxable year of the Partnership ends. Trust administrative expenses are costs incurred outside of the Partnership and will be recognized by Unit holders consistent with their method of accounting and without regard to the taxable year and or accounting method employed by the Partnership or the Trust.

     The Trust makes monthly distributions to Unit holders of record on each Monthly Record Date on which it has revenues to distribute. Because the Partnership must use the accrual method of accounting for tax purposes, the Trust cannot match taxable income of the Partnership with cash distributions from the Trust. Thus, in certain cases a Unit holder may be required to report taxable income attributable to his Units, but the Unit holder will not receive the distribution attributable to such income. This will be true to the extent a cash distribution from the Partnership paid on any Monthly Record Date is associated with income accrued by the Partnership prior to such Monthly Record Date.

     The Trust Agreement and the Partnership Agreement provide that income and deductions of the Trust and the Partnership during the period ended on each Monthly Record Date will be allocated to the Unit holders of Record on that Monthly Record Date. The Code generally requires that items of partnership income and deduction be allocated among transferors and transferees of partnership interests, as well as among partners whose interests otherwise vary during a taxable period, on a daily basis. However, the

Conference Committee Report with respect to the applicable Code provision states that regulations will provide a convention permitting such allocations to be made on a monthly basis. Furthermore, relevant legislative history indicates that allocations on a reasonable basis will be permitted pending adoption of prospective regulations governing the matter. It is uncertain whether the Service will accept the allocation method used by the Partnership and the Trust or will require income and deductions of the Partnership or the Trust to be determined and allocated daily or based on some other method of proration. If the Service made such a contention, the judicial response would also be uncertain. The Trustee believes that the allocation method adopted for the Trust and the Partnership is reasonable and consistent with the purposes of applicable Code provisions. In the event regulations are proposed which prescribe a convention which is inconsistent with the method used by the Trust and the Partnership, the Trustee intends to offer comments on the proposed regulations and to take other action as it deems appropriate in order to attempt to persuade the Service to adopt a convention which would enable the Trust and the Partnership to continue to use the allocation method now in use. In the event such a convention is not provided, the Service may contend that the taxable income or losses should be allocated among the Unit holders in a different manner. If any such contention were sustained, the Unit holders' respective tax liabilities would be adjusted, and some could be required to pay additional tax. A Unit holder who transfers or acquires Units should consult with his tax advisor with regard to the proper reporting of income received and expenses paid by the Trust or the Partnership during the month in which such Units are acquired or transferred.

     Related Tax Effects on Unit Holders. The ownership of Units may result in the federal income tax returns of a Unit holder being subject to scrutiny by the Service. A Unit holder's returns may be examined as a result of an audit of the Trust or the Partnership, and the Service may make adjustments to such returns which are unrelated to the Distribution and the ownership of Units.

     The tax classification of the Trust and the Partnership will directly affect the reporting by the Unit holders of the Trust's income and distributions. A Unit holder who treats the Trust as a grantor trust would pay tax attributable to the Trust's portion of the Partnership's income and income from other sources received or accrued (depending on his method of accounting) even though no cash was distributed by the Trust. If a Unit holder reports income attributable to the Trust in a manner that is inconsistent with the final determination of the status of the Trust or the Partnership, such Unit holder may be liable for a deficiency (including interest) or may be required to file timely a claim for refund in order to obtain any overpayment of taxes. In addition, any tax deficiency or refund claim arising out of a Unit holder's reporting of Trust income could increase the likelihood of an audit of such Unit holder's tax return.

     Other Possible Penalties. An owner of a security who receives income in respect of such interest must report the character and amount of such income, for federal income tax purposes, in a manner which is consistent with the federal income tax reports of the entity which was the source of the income. The consistency requirement is deemed to be waived if the taxpayer files a statement with the Service identifying the inconsistency. Because of the presence of "street name" investors and the possible existence of transfer record inaccuracies, holders of interests which are actively traded in the securities markets may encounter situations in which it is difficult to comply fully and accurately with the consistency requirement and other federal tax reporting requirements. Certain penalties could be assessed against a taxpayer that fails to comply with such requirements. Because of the complexity of the federal tax reporting requirements applicable to trusts (such as the Trust) which own interests in partnerships (such as the Partnership) and because all of the tax attributes of the Royalties flow through the Partnership and the Trust to the Unit holders, there is an increased likelihood that Unit holders will violate the consistency requirement and other reporting requirements regarding their individual federal income tax returns and the information returns of the Trust and the Partnership. Any violations of the consistency requirements could lead to imposition of certain penalties on the Unit holders or other adverse results. Furthermore, the Trust or the Partnership might be subject to certain penalties in connection with its furnishing of statements and information to Unit holders or the government if such statements or information prove to be inaccurate due, for example, to differences between the transfer agent's records and actual ownership data. The Code provides reporting requirements designed to facilitate the transfer of information between partnerships and trusts and owners of interests therein held by nominees. See "Nominee Reporting Requirements."

IDC RECAPTURE INCOME TO THE COMPANY ON DISTRIBUTION

     As described in prior reports, at the time of the creation of the Trust, a legal issue existed as to whether the disposition of a royalty carved out of an operating interest to which intangible drilling and development costs ("IDC") have been charged was a disposition of "property" for purposes of Section 1254 of the Code. Section 1254 requires a taxpayer to recapture IDC upon the disposition of an oil and gas property.

     The Company took the position on its tax returns that the distribution of the Royalties did not trigger Code Section 1254 recapture. The Service subsequently audited the Company's federal income tax returns for 1983, the year in which the Trust was created and in which the Units were distributed and assessed a deficiency attributable to the distribution of the Units and recapture of IDC under Section 1254 of the Code. The Company responded to this formal adjustment to its tax liability by filing a petition in the United States Tax Court contesting this deficiency, and in 1989 the Tax Court rendered an opinion favorable to the Company. The IRS did not appeal the ruling of the Tax Court. Consequently, the Tax Court's opinion is now final and nonappealable.

BACKUP WITHHOLDING

     The Code's backup withholding system applies to all "reportable payments". For tax years beginning in 1993, the rate of withholding of tax is 31% of all reportable payments. A reportable payment includes not only reportable interest or dividend payments but also "other reportable payments". The term "other reportable payment" includes certain royalty payments. Accordingly, subject to the limitations discussed below, a Unit holder may be subject to backup withholding with respect to all or a portion of his distributions from the Trust.

     The Code requires a payor to withhold 31% of any reportable payment if the payee fails to furnish his taxpayer identification number ("TIN") to the payor in the required manner or to establish an exemption from the requirement or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Accordingly, a Unit holder may avoid backup withholding by furnishing his correct TIN to the Trustee of the Trust. Any Unit holder who does not provide his TIN to the Trustee should consult his tax advisor concerning the applicability of the backup withholding provisions to his distributions from the Trust.

     Nominee Reporting Requirements. The Code imposes reporting requirements on nominee owners of interests in an estate or trust. Any person holding an interest in the Trust as a nominee owner must furnish the Trustee with specified information about the beneficial owner. In addition, the nominee owner must forward to the beneficial owner specified information supplied by the Trustee pertaining to the beneficial owner's interest. Failure to comply with these requirements may result in the imposition of penalties up to $100,000. Those persons holding Units for the beneficial ownership of another should consult with their tax advisors to ensure compliance with the new nominee reporting requirements.

INFORMATION RETURN FILING REQUIREMENTS

     Under the Code, any partner who sells or exchanges (other than through a broker) an interest in a partnership holding "unrealized receivables" within the meaning of Section 751 of the Code is required to notify the partnership of such transaction within 30 days of the transfer (or, if earlier, January 15 of the calendar year following the calendar year in which the exchange occurred). Any such partner who fails to so notify the partnership may be subject to a $50 penalty for each such failure. Furthermore, the partnership is required to notify the Service of any sale or exchange (of which it has notice) of a partnership interest, and to report the name and address of the transferee and the transferor who were parties to such transaction, along with all other information required by applicable Treasury regulations. The partnership must also provide the information to the transferor and the transferee. If the partnership fails to furnish any such notification, it may be subjected to a penalty of $50 per failure, up to an annual maximum of $50,000.

     Depletion deductions subject to recapture under Section 1254 of the Code (see "Depletion Deductions") constitute "unrealized receivables" within the meaning of Section 751 of the Code. Accordingly, Unit holders disposing of Units acquired after December 31, 1986 (other than through a broker) may be required to notify the Trustee in writing of such disposition and provide the Trustee with the Unit holder's name, address, taxpayer identification number and the date of the disposition. Failure to so notify the Trustee may subject a Unit holder, as well as the Trust and the Partnership, to the above-described penalties. Without notification from Unit holders, the Trust and Partnership cannot comply with these reporting requirements because they have no other way of determining which Units disposed of during the year were acquired by the transferring Unit holder subsequent to December 31, 1986.

STATE TAX CONSIDERATIONS

     The Royalties burden properties in Texas, Louisiana, Florida and Alabama, and the ownership of the Royalties may subject Unit holders to income and other taxation in such states, require the filing of returns in such states, or both. A generalized summary of the relevant tax laws of the states in which the Royalties are located is contained in the following paragraphs.

TEXAS

     Texas does not impose an income tax on individuals. Therefore, no part of the income produced from Royalties which burden mineral properties located in the State of Texas is subject to an individual income tax in the State of Texas. Texas does impose a "franchise" tax on all corporations and certain other entities doing business in the state, one component of which is an income tax. Unit holders subject to the Texas franchise tax must compute net taxable earned surplus by making certain adjustments to taxable income as reported on their federal income tax returns. Taxable earned surplus is then apportioned to Texas based generally on the ratio of Texas gross receipts to total gross receipts reported on the federal return, without any reduction for costs and expenses incurred. Income from the Trust should be apportioned to Texas based on partnership income derived in the state.

     Under certain circumstances Texas inheritance tax may be applicable to property in Texas of both resident and nonresident decedents.

LOUISIANA

     Louisiana imposes a tax on all income of a resident (but accords a credit for income taxes paid to other states by Louisiana residents) and on the income of a nonresident derived from Louisiana sources, such as royalty income earned from property located within the state. Individual Unit holders who are not residents of Louisiana are required to compute this tax based upon tables using the amount of such income allocated to Louisiana, less certain deductions and exemptions apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. A nonresident individual Unit holder is allowed a cost depletion deduction with respect to the Louisiana Trust income. A Unit holder that is a corporation is allowed the greater of percentage depletion or cost depletion as a deduction. For all corporate Unit owners, cost depletion is greater because of the basis allocated to the Louisiana properties upon acquisition of the Units. The sale of a Unit could generate a Louisiana allocable gain or loss. The rates for individuals range from a low of 2% to a high of 6%. The rates for corporations range from a low of 4% to a high of 8%.

FLORIDA

     Florida does not impose an income tax on individual persons, partnerships or private trusts. The Trust has received a Technical Assistance Advisement from the Florida Department of Revenue indicating that the Trust and the Partnership are not subject to taxation under the Florida Income Tax Code. However, the Partnership must file an annual information return disclosing distributive shares of the Working Interest Owner and the Trust.

     Corporations and other entities treated as corporations under the Florida Income Tax Code are subject to income tax if they earn or receive income derived from or attributable to sources within Florida. Both resident and nonresident corporations receiving income from the Trust are required to file a Florida corporate return regardless of whether the income is treated as business or nonbusiness income on the return.

     The Florida corporate income tax is imposed at the annual rate of 5.5% for taxable years beginning on or after September 1, 1984, on adjusted Federal taxable income allocable or apportionable to Florida. For taxable years beginning on or after September 1, 1984, any entity subject to the Florida income tax is also subject to the annual Emergency Excise Tax of 2.2% of certain accelerated depreciation deductions taken on the corporation's federal income tax return allocable or apportionable to Florida. This tax will not apply for any assets placed in service after 1986. In addition, Florida has adopted an alternative minimum tax which may be applicable to certain Unit holders.

ALABAMA

     Individuals who reside in Alabama and corporations domiciled in Alabama will be subject to Alabama income tax on income distributed by the Trustee regardless of its source. To the extent such income is also subject to income tax by another state or a territory of the United States, a credit against Alabama income tax for all or a portion of the tax paid to such other state or territory may be available.

     The Partnership will file an Alabama return, but will not be subject to the Alabama income tax. Nonresident Unit holders (including corporations not domiciled in Alabama) will be subject to the Alabama income tax on income distributed by the Trustee to the extent the income from Royalties is attributable to Alabama property. The rates for individuals range from a low of 2% to a high of 5%. Individual Unit holders are entitled to a personal exemption of $1,500 ($3,000 if married and filing jointly), but such exemption must be prorated between Alabama and non-Alabama sourced income; thus, only a small portion of the applicable exemption may be available to a Unit holder who is not an Alabama resident. The income tax rate for corporations in Alabama is 5% on all amounts.

     It is significant to note that Alabama does not recognize an election similar to the election under Section 754 of the Code. Accordingly, Alabama residents and Alabama corporations purchasing Units will not be entitled to reflect their purchase price of the Royalties in computing depletion for purposes of their Alabama income tax.

     It is anticipated that a nonresident Unit holder's interest in the Trust will not be subject to Alabama laws governing descent and distribution and may not be subject to Alabama estate taxes.

     Other than as discussed above, certain states may impose income, inheritance or other taxes on those Unit holders who are residents of or transact business in such other states.

     The Trustee will provide information concerning the Trust sufficient to enable the Unit holders to determine their income tax status with respect to the Trust in states imposing an income tax on Unit holders. To the extent that the Trust has income in a number of states imposing an income tax, the cost of compliance and administrative burdens to both the Trust and the Unit holders may be significant. Owners of the Units are urged to consult their tax advisors with respect to state tax matters.

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5% of the market value of oil and, beginning July 1, 1990, $.10 per Mcf, as adjusted by a gas based rate adjustment, of gas produced in Louisiana. Texas generally imposes a severance tax of 4.6% of the actual value of oil plus (3)/16 of a cent per barrel of oil and 7.5% of the market value of gas produced plus 1/30 of a cent per Mcf of gas produced in Texas. Florida generally imposes a severance or production tax of 8% of the actual value of oil production and a tax on gas at the rate of $.171 per Mcf, as adjusted by the gas based rate adjustment, per fiscal year, beginning July 1, 1990 and thereafter. Alabama generally imposes a severance tax of 8% and a conservation tax of 2% of the actual value of oil and gas production.

AD VALOREM TAXES

     The Unit holders will bear their proportionate share of ad valorem taxes assessed on the fair market value of the Royalties in Texas and Alabama. The Royalties, and consequently the Unit holders, will bear their proportionate shares of the ad valorem taxes on the fair market value of the Jay Field properties located in Florida. No ad valorem tax is assessed on royalty owners with respect to properties in Louisiana or the federal offshore leases. Texas has numerous taxing jurisdictions which, in addition to the state itself, include counties, school districts, cities and industrial districts. Any property located within more than one district may be taxed by each jurisdiction. Generally, the taxing jurisdictions base their assessments on the fair market value of the property at a certain point in time. In the case of mineral interests, the taxing authorities take into consideration the net present value of the estimated future net revenues to be derived from such property.

ITEM 2.  PROPERTIES

     Reference is made to "Item 1. Business" for the information required by this item.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 1994 and 1993.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 1994 and 1993 (applicable to production for October 1993 through September 1994 and October 1992 through September 1993) are also included in the table below.

                                   1994 QUARTER ENDED                      1993 QUARTER ENDED
                         --------------------------------------  --------------------------------------
                         MARCH 31  JUNE 30   SEPT. 30  DEC. 31   MARCH 31  JUNE 30   SEPT. 30  DEC. 31
                         --------  --------  --------  --------  --------  --------  --------  --------
Units of Beneficial
  Interest:
  High Sales Price..... $5       $ 5       $ 5 7/8   $ 5 1/4   $ 4 7/8   $ 5 5/8   $ 5 3/8   $ 5 3/8
  Low Sales Price......  4 1/4     4 1/4     4 5/8     4         3 3/8     4 3/4     4 3/8     4 1/4
Distributions per
  Unit................. $0.10518  $0.11090  $0.18280  $0.11120  $0.12351  $0.11301  $0.09262  $0.10645

     The total number of Unit holders of record as of March 24, 1995 was 8,789.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1994          1993          1992          1991          1990
                                  -----------   -----------   -----------   -----------   -----------
Revenues.......................   $10,358,681   $ 9,107,659   $ 6,206,013   $ 9,370,940   $11,920,008
Cash earnings..................     9,687,476     8,219,673     5,075,766     8,414,813    10,923,795
Cash distributions to Unit
  holders......................     9,687,120     8,272,465     5,071,635     8,443,186    10,902,910
Cash distributions per Unit....   $   0.51008   $   0.43559   $   0.26705   $   0.44458   $   0.57410

                                                          AS OF DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1994          1993          1992          1991          1990
                                  -----------   -----------   -----------   -----------   -----------
Trust Corpus...................   $ 7,030,462   $ 8,439,106   $10,043,898   $10,936,767   $13,716,140

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The unaudited data included in Item 1. and the financial statements and notes thereto in Item 8. are an integral part of this discussion and analysis and should be read in conjunction herewith.

LIQUIDITY AND CAPITAL RESOURCES

     As stipulated in the Trust Agreement, the Trust is intended to be passive, and the Trustee's activities are limited to the receipt of revenues attributable to the Royalties, which revenues are to be distributed currently (after payment of or provision for Trust expenses and liabilities) to the owners of the Units. The Trust has no source of liquidity or capital resources other than the revenue, if any, attributable to the Royalties.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 1994, 1993 and 1992 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 1994, 1993 and 1992, respectively.

     Distributions to Unit holders for 1994, 1993 and 1992 amounted to $9,687,120 ($0.51008 per Unit), $8,272,465 ($0.43559 per Unit), and $5,071,635
($0.26705 per Unit), respectively. During these years the Trust received cash of $10,358,681, $9,107,659 and $6,206,013, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                    1994             1993             1992
                                                 -----------      -----------      -----------
Net Proceeds:
  Revenues....................................   $49,656,335      $47,974,007      $41,021,183
  Production costs and expenses...............   (12,890,060)     (15,645,638)     (15,558,894)
  Capital expenditures........................   (17,289,093)     (16,525,270)     (11,325,065)
                                                 -----------      -----------      -----------
          Net Proceeds........................   $19,477,182      $15,803,099      $14,137,224
                                                 ===========      ===========      ===========
Royalties paid to the Trust:
  Overriding Royalties........................   $10,066,585      $ 8,674,025      $ 5,802,889
  Fee Lands Royalties.........................       297,046          433,634          403,124
                                                 -----------      -----------      -----------
                                                  10,363,631        9,107,659        6,206,013
  Partnership expenses........................        (4,950)              --               --
                                                 -----------      -----------      -----------
          Royalties paid to the Trust.........   $10,358,681      $ 9,107,659      $ 6,206,013
                                                 ===========      ===========      ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties increased 4% during the 1994 operating period, following the 17% increase of the prior year. The increase in revenues resulted primarily from increased liquids and natural gas production due to several successful workovers and ongoing enhanced recovery efforts at Jay Field, increased gas production at South Pass 89 and increased liquids production at Offshore Louisiana. New wells onstream at South Pass 89 and Offshore Louisiana during the 1994 operating period contributed to the increased production. Offsetting the higher revenues were lower crude oil and natural gas liquids average prices and natural production declines at Jay Field, South Pass 89 and Offshore Louisiana.

     Average crude oil and natural gas liquids prices received by the Working Interest Owner for production attributable to the Productive Properties decreased in 1994. Crude oil prices declined from $18.79 per barrel for the 1993 operating period to $15.93 per barrel for the comparable 1994 period, while natural gas liquids prices declined from $11.08 per barrel to $8.62 per barrel. Average natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties marginally increased during 1994, from $2.22 per thousand cubic feet for the 1993 operating period to $2.26 per thousand cubic feet for the 1994 operating period.

     After increasing marginally during the 1993 operating period, production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased by 18% during the 1994 operating period. The decrease was due to lower operating expenses and lower repair and maintenance charges at Jay Field and South Pass 89 and lower repair and maintenance and workover costs at Offshore Louisiana.

     Capital expenditures increased by 5% after increasing 46% in the 1993 operating period. The higher expenditures were primarily due to increased drilling expenditures at Offshore Louisiana and higher facilities expense at South Pass 89 and Jay Field. Lower expenditures for drilling at South Pass 89, nitrogen injectant at Jay Field and seismic costs at South Pass 89 and Offshore Louisiana partially offset the increase in capital expenditures.

     The Trust's Fee Lands Royalties decreased 32% to approximately $297,000 in 1994. The amount of Fee Lands leased as of December 31, 1994 decreased to approximately 6,350 acres.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                         1994           1993           1992
                                                      ----------     ----------     ----------
Royalty revenues...................................  $10,358,681     $9,107,659     $6,206,013
Trust administrative expenses......................     (671,205)      (887,986)    (1,130,247)
                                                      ----------     ----------     ----------
Cash earnings......................................    9,687,476      8,219,673      5,075,766
Changes in undistributed cash......................         (356)        52,792         (4,131)
                                                      ----------     ----------     ----------
Cash distributions.................................   $9,687,120     $8,272,465     $5,071,635
                                                      ==========     ==========     ==========
Cash distributions per Unit........................   $   .51008     $  0.43559     $  0.26705
                                                      ==========     ==========     ==========
Units outstanding..................................   18,991,304     18,991,304     18,991,304
                                                      ==========     ==========     ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1994 AND 1993

                                                                       1994           1993
                                                                    ----------     ----------
                             ASSETS
Cash.............................................................   $   21,462     $   21,106
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2, 3
  and 5).........................................................   83,490,000     83,490,000
Less accumulated amortization (note 3)...........................  (76,481,000)   (75,072,000)
                                                                    ----------     ----------
     Total assets................................................   $7,030,462     $8,439,106
                                                                    ==========     ==========

                  LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest authorized,
  issued and outstanding)........................................   $7,030,462     $8,439,106
Contingencies (note 4)
                                                                    ----------     ----------
     Total liabilities and Trust corpus..........................   $7,030,462     $8,439,106
                                                                    ==========     ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                         1994            1993            1992
                                                      -----------     -----------     -----------
Trust corpus, beginning of period (note 3).........   $ 8,439,106     $10,043,898     $10,936,767
Cash earnings......................................     9,687,476       8,219,673       5,075,766
Cash distributions.................................    (9,687,120)     (8,272,465)     (5,071,635)
Amortization of royalty interests (note 3).........    (1,409,000)     (1,552,000)       (897,000)
                                                      -----------     -----------     -----------
Trust corpus, end of period........................   $ 7,030,462     $ 8,439,106     $10,043,898
                                                       ==========      ==========      ==========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1993 AND 1992

(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983.

     Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (Overriding Royalties), which are equivalent to net profits interests, in certain productive oil and gas properties located in Alabama, Florida, Texas and in federal waters offshore Louisiana (Productive Properties) and (b) 3% royalty interests (Fee Lands Royalties) in approximately 400,000 acres of the Company's then unleased, undeveloped south Louisiana fee lands (Fee Lands). The Overriding Royalties and the Fee Lands Royalties are referred to collectively as the "Royalties." Title to the Royalties is held by a partnership (Partnership) of which the Trust and the Company are the only partners, holding 99% and 1% interests, respectively.

     The Trust is passive, with Texas Commerce Bank National Association, as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange.

(2) NET OVERRIDING ROYALTY INTERESTS AND FEE LANDS ROYALTIES

     The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property." Generally, Net Proceeds will be computed on a Property-by-Property basis and will consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profits taxes, but excluding income taxes except as described in note 4 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property; and
(e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 1994 the Fee Lands consisted of approximately 35,000 gross acres.

(3) BASIS OF PRESENTATION

     The financial statements of the Trust are prepared on the following basis:

          (a) Royalties are recorded on a cash basis and are generally received by the Trustee in the third month following the month of production of oil and gas attributable to the Trust's interest.

                               LL&E ROYALTY TRUST

          (b) Trust expenses, which include accounting, engineering, legal and other professional fees, Trustee's fees and out-of-pocket expenses, are recorded on a cash basis.

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was reduced by $.08 million in 1994, increased by $.3 million in 1993 and reduced by $.6 million in 1992 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at December 31, 1994 is not indicative of the fair market value of the interests held by the Trust.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts.

(4) FEDERAL INCOME TAX MATTERS

     In May and June 1983, the Company applied to the Internal Revenue Service
(IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust will be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty will be considered an economic interest in oil and gas in place, and each Overriding Royalty will constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code (Code), (f) the steps taken to create the Trust and the Partnership and to distribute the Units would be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

     Subsequent to the distribution of the Units, the IRS ruled favorably on all requested rulings except (d). Because the Rulings were issued after the distribution of the Units, however, the rulings could be revoked by the IRS if it changes its position on the matters they address. If the IRS changed its position on these issues, challenged the Trust and the Unit holders and was successful, the result could be adverse.

     The Company withdrew its requested ruling (d) that the Company did not recognize gain or loss upon the transfer of the Royalties to the Trust or upon distribution of the Units to its stockholders because the IRS proposed to rule that the transfer and distribution resulted in the recapture of ordinary income attributable to intangible drilling and development costs under Section 1254 of the Code (IDC Recapture Income). Counsel for the Company expressed no opinion on this issue. The Company and the IRS subsequently litigated the

                               LL&E ROYALTY TRUST
issue, and in 1989 the Tax Court rendered an opinion favorable to the Company. The Tax Court held that the Company's transfer of the Royalties to the Trust and its distribution of the Units to its stockholders did not constitute a disposition of "oil, gas, or geothermal property" within the meaning of Section 1254 of the Code. Consequently the Company was not required to recognize IDC Recapture Income on the disposition of the Royalties. The opinion of the Tax Court has become final and nonappealable.

     These financial statements are prepared on the basis that the Trust will be treated as a "grantor" trust and the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of December 31, 1994 was approximately $2,500,000, 90% of which was otherwise distributable to the Trust.

     The Company has advised the Trustee that it intends to continue to monitor its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis, whether in connection with dismantlement costs or other matters. The Company is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that funds should be escrowed. If the Company decides to escrow additional amounts, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Gruy Engineering Corporation, independent petroleum engineers ("Gruy") as of September 30, 1994, 1993 and 1992. Reserve quantities imputed to the Trust were calculated by Gruy by multiplying Gruy's estimated proved net reserves (barrels of oil and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Gruy's estimated future net revenues to the Trust to Gruy's estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 1994, 1993 and 1992. Trust expenses were not taken into account in estimating reserve quantities.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the Working Interest Owner's calculation of the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1991 to September 30, 1992, 1993 and 1994 (all of which estimates were prepared by Gruy). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The amounts estimated do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Gruy took into consideration capital expenditures estimated to be necessary to develop proved reserves only.

                               LL&E ROYALTY TRUST

The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Gruy report. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1.
Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                              SEPTEMBER 30,
                                                    ----------------------------------
                                                      1994         1993         1992
                                                    --------     --------     --------
Future net revenues..............................   $ 57,984     $ 50,044     $ 68,566
10% annual discount for estimated timing of net
  revenues.......................................    (23,820)     (12,320)     (18,240)
                                                    --------     --------     --------
Present value of future net revenues.............   $ 34,164     $ 37,724     $ 50,326
                                                    ========     ========     ========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                                                     PRESENT
                                                                                      VALUE
                                                                                    OF FUTURE
                                                               IMPUTED                 NET
                                                           PROVED RESERVES           REVENUES
                                                        ---------------------       (THOUSANDS
                                                        LIQUIDS         GAS             OF
                                                        (MBBL)        (MMCF)         DOLLARS)
                                                        -------       -------       ----------
  Estimated at September 30, 1991.....................   2,863          8,358        $ 44,372
       Production.....................................    (277)          (926)         (5,576)
       Revisions of estimates(1)......................       2          4,485           7,093
       Accretion of discount..........................     n/a            n/a           4,437
                                                        -------       -------       ----------
  Estimated at September 30, 1992.....................   2,588         11,917        $ 50,326
       Production.....................................    (424)          (595)         (9,108)
       Revisions of estimates(1)......................    (285)        (1,510)         (8,527)
       Accretion of discount..........................     n/a            n/a           5,033
                                                        -------       -------       ----------
  Estimated at September 30, 1993.....................   1,879          9,812        $ 37,724
       Production.....................................    (432)        (1,627)        (10,364)
       Revisions of estimates(1)......................   1,498          1,264           3,032
       Accretion of discount..........................     n/a            n/a           3,772
                                                        -------       -------       ----------
  Estimated at September 30, 1994.....................   2,945          9,449        $ 34,164
                                                        =======        ======       ==========

------------

(1) Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating and capital costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves.

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 1994 and 1993, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1994. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Working Interest Owner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 1994 and 1993, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1994, on the basis of accounting described in Note 3.

                                                      KPMG PEAT MARWICK LLP

New Orleans, Louisiana
March 3, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant, being a trust, has no directors or executive officers. The Trustee has only such powers as are necessary for the collection and distribution of revenues from the Royalties, the payment of Trust liabilities and the conservation and protection of the Royalties.

ITEM 11.  EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 24, 1995.

     (B) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. Texas Commerce as Trustee of the Trust, owns no Units. Texas Commerce in its individual capacity (the "Bank") also owns no Units. As of March 24, 1995, the Trust Department of the Bank held 1,463 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

     (C) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Texas Commerce and the Company and its subsidiaries have a number of banking and trust relationships.

     A subsidiary of the Company purchases liquids and natural gas produced from the properties in which the Trust has an interest. See "Oil and Gas Sales from the Productive Properties".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------

        Statements of Cash Earnings and Distributions -- Years Ended December
          31, 1994, 1993 and 1992..............................................    40

        Statements of Assets, Liabilities and Trust Corpus -- December 31, 1994
          and 1993.............................................................    40

        Statements of Changes in Trust Corpus -- Years Ended December 31, 1994,
          1993 and 1992........................................................    40

        Notes to Financial Statements..........................................    41

        Independent Auditors' Report...........................................    45

     (B) REPORTS ON FORM 8-K

         None.

     (C) EXHIBITS

           4*            -- Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                            1983, between the Company and First City National Bank of
                            Houston, as Trustee.

          27             -- Financial Data Schedule.

          28.1*          -- Agreement of General Partnership of LL&E Royalty
                            Partnership.

          28.2*          -- Form of Conveyance of Overriding Royalty Interests for Fort
                            Worth Basin Property.

          28.3*          -- Form of Conveyance of Overriding Royalty Interests for Jay
                            Field (Alabama) Property.

          28.4*          -- Form of Conveyance of Overriding Royalty Interests for Jay
                            Field (Florida) Property.

          28.5*          -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.

          28.6*          -- Form of Conveyance of Overriding Royalty Interests for South
                            Pass 89 Property.

          28.7*          -- Form of Royalty Deed.

------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form
  10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

     (D) FINANCIAL STATEMENT SCHEDULES

     All financial statement schedules have been omitted because the required information is either inapplicable or the information is set forth in the financial statements or related notes.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           LL&E ROYALTY TRUST
                                              (Registrant)


                                       By:  TEXAS COMMERCE BANK
                                            NATIONAL ASSOCIATION, Trustee

Date:  March 27, 1995

                                       By:  /s/  MICHAEL J. ULRICH
                                           --------------------------
                                                Michael J. Ulrich
                                        Vice President and Trust Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.