Form 10-Q
period 1995-06-30
LL&E ROYALTY TRUST
filed 1995-08-14
CIK 721765

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995.

                                      OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-8518

                              LL&E ROYALTY TRUST
            (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-6007940
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

TEXAS COMMERCE BANK NATIONAL ASSOCIATION                           77002
         CORPORATE TRUST DIVISION                                (Zip Code)
              712 MAIN STREET
              HOUSTON, TEXAS
(Address of principal executive offices)

      Registrant's telephone number, including area code: (713) 216-6369

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]    No  [ ]

         At August 11, 1995, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

================================================================================

                               TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
Part I.  Financial Information

    Item 1.  Financial Statements:

        Presentation of Financial Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

        Statements of Cash Earnings and Distributions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

        Statements of Assets, Liabilities and Trust Corpus  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

        Statements of Changes in Trust Corpus   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

        Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

        Independent Auditors' Review Report   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

    Item 2.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                                  P A R T   I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

         The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994. The cash earnings and distributions for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year 1995.

         The June 30, 1995 and 1994 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST
                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                   Three months ended               Six months ended
                                                         June 30,                         June 30,
                                                   ------------------               ----------------
                                               1995              1994            1995              1994
                                             ----------       ----------      ----------       ----------
 Royalty revenues  . . . . . . . . . .       $1,528,171       $2,276,744      $2,836,261       $4,484,019
 Trust administrative expenses . . . .         (183,083)        (171,160)       (358,590)        (380,947)
                                             ----------       ----------      ----------       ----------
 Cash earnings . . . . . . . . . . . .        1,345,088        2,105,584       2,477,671        4,103,072
 Changes in undistributed cash . . . .           18,504              566          19,730              586
                                             ----------       ----------      ----------      -----------
 Cash distributions  . . . . . . . . .       $1,363,592       $2,106,150      $2,497,401       $4,103,658
                                             ==========       ==========      ==========       ==========
 Cash distributions per Unit . . . . .       $   .07180       $   .11090      $   .13150           .21608
                                             ==========       ==========      ==========       ==========
 Units outstanding . . . . . . . . . .       18,991,304       18,991,304      18,991,304       18,991,304
                                             ==========       ==========      ==========       ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                            JUNE 30,            DECEMBER 31,
                              ASSETS                                         1995                  1994
                                                                         -------------          ------------
                                                                          (UNAUDITED)
 Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     1,732            $    21,462
 Net overriding royalty interests in productive oil and gas
   properties and 3% royalty interests in fee lands
   (notes 2, 3 and 5)  . . . . . . . . . . . . . . . . . . . . .          83,490,000             83,490,000
 Less accumulated amortization (note 3)  . . . . . . . . . . . .         (76,857,000)           (76,481,000)
                                                                         -----------            -----------
                  Total assets . . . . . . . . . . . . . . . . .         $ 6,634,732            $ 7,030,462
                                                                         ===========            ===========

                   LIABILITIES AND TRUST CORPUS
 Trust Corpus (18,991,304 Units of Beneficial Interest
   authorized, issued and outstanding) . . . . . . . . . . . . .         $ 6,634,732            $ 7,030,462
 Contingencies (note 4)
                                                                         -----------            -----------
                  Total liabilities and trust corpus . . . . . .         $ 6,634,732            $ 7,030,462
                                                                         ===========            ===========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                        -----------------------------------
                                                                             1995                  1994
                                                                        ------------           ------------

 Trust Corpus, beginning of period (note 3)  . . . . . . . . . .        $  7,030,462           $  8,439,106
 Cash earnings   . . . . . . . . . . . . . . . . . . . . . . . .           2,447,671              4,103,072
 Cash distributions  . . . . . . . . . . . . . . . . . . . . . .          (2,497,401)            (4,103,658)
 Amortization of royalty interest (note 3) . . . . . . . . . . .            (376,000)              (766,000)
                                                                        ------------           ------------

 Trust Corpus, end of period . . . . . . . . . . . . . . . . . .        $  6,634,732           $  7,672,520
                                                                        ============           =============


   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995

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

      The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 1995, the Fee Lands consisted of approximately 35,000 gross acres.

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1995

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 1995, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1995

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

(5)   DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

      The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of June 30, 1995 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

      The Company has advised the Trustee that it intends to continue to monitor its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis, whether in connection with dismantlement costs or other matters. The Company is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Company decides to escrow additional amounts, the Royalties paid to the Trust could be reduced, and the reductions could be significant.

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

      We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of June 30, 1995, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 1995 and 1994 and changes in Trust corpus for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

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



New Orleans, Louisiana
August 4, 1995

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

      The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2,400,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from the Jay Field, South Pass 89 and Offshore Louisiana properties at present and that it intends to continue monitoring its estimates of relevant factors in order to continually evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

      Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 1995 and 1994 (the 1995 and 1994 "Second Quarter" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 1995 and 1994, respectively, and the periods October 1994 through March 1995 and October 1993 through March 1994 (the 1995 and 1994 "Six-Month Operating Periods", respectively).

      Distributions to Unit holders for the 1995 and 1994 Second Quarters amounted to $1,363,592 ($0.07180 per Unit) and $2,106,150 ($0.11090 per Unit),
respectively. During these periods, the Trust received cash of $1,528,171 and $2,276,744, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

      The monthly per Unit distributions during the 1995 and 1994 Second Quarters were as follows:

                                                 1995                1994
                                                 ----                ----
                 April                         $.0172              $.0318
                 May                            .0233               .0377
                 June                           .0313               .0414
                                               ------              ------
                                               $.0718              $.1109

      Distributions to Unit holders for the First Half of 1995 and 1994 amounted to $2,497,401 ($0.13150 per Unit) and $4,103,658 ($0.21608 per Unit),
respectively. During these periods, the Trust received cash of $2,836,261 and $4,484,019, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

      The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1995:


                              SECOND QUARTER 1995

                                                                                     FORT
                                                     SOUTH          OFFSHORE         WORTH
                                  JAY FIELD         PASS 89        LOUISIANA         BASIN         TOTAL
                                  ---------         -------        ---------         -----         -----
 Revenues:
     Liquids . . . . . . . .      $5,601,317      $ 2,589,142     $   503,859    $         0    $ 8,694,318
     Natural Gas . . . . . .         451,837        1,829,557       1,074,076         10,850      3,366,320
     Special cost escrow (1)               0                0          80,000              0         80,000
                                  ----------      -----------     -----------    -----------    -----------
                                   6,053,154        4,418,699       1,657,935         10,850     12,140,638
 Production costs and
     expenses. . . . . . . .      (2,733,894)        (381,844)       (426,613)      (24,047)    $(3,566,398)
 Capital expenditures  . . .      (1,992,344)      (2,415,108)         (8,135)            0      (4,415,587)
                                  ----------      -----------     -----------    -----------    -----------
 Net Proceeds  (Excess
     Production Costs) . . .      $1,326,916      $ 1,621,747     $ 1,223,187    $  (13,197)    $ 4,158,653
                                  ==========      ===========     ===========    ==========     ===========
 Overriding Royalties paid
     to the Trust(2) . . . .      $  663,458      $   810,874     $         0    $        0     $ 1,474,332
                                  ==========      ===========     ============   ===========
 Fee Lands Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           53,839
                                                                                                ------------

 Royalties paid to the Trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 1,528,171
                                                                                                ===========

                                FIRST HALF 1995

                                                                                    FORT
                                                     SOUTH        OFFSHORE          WORTH
                                   JAY FIELD        PASS 89       LOUISIANA         BASIN         TOTAL
                                   ---------        -------       ---------         -----         -----
 Revenues:
     Liquids . . . . . . . .       $11,511,880    $5,092,463     $   995,035     $       0     $17,599,378
     Natural Gas . . . . . .           559,137     3,428,427       1,723,884        28,813       5,740,261
     Special cost escrow(1)                  0             0          80,000             0          80,000
                                    ----------    ----------     -----------    ----------     -----------
                                    12,071,017     8,520,890       2,798,919        28,813      23,419,639
 Production costs and
     expenses  . . . . . . .        (5,425,434)     (813,437)     (1,042,435)      (48,430)     (7,329,736)
 Capital expenditures  . . .        (3,872,737)   (4,834,538)     (1,126,256)            0      (9,833,531)
                                    ----------    ----------      ----------     ---------     -----------
 Net Proceeds (Excess
     Production Costs) . . .        $2,772,846    $2,872,915      $  630,228     $ (19,617)    $ 6,256,372
                                    ==========    ==========      ==========     =========     ===========

 Overriding Royalties paid
     to the Trust(2) . . . .        $1,386,423    $1,329,812     $        0      $       0     $ 2,716,235
                                    ==========    ==========     ============    =========
 Fee Lands Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,026
                                                                                               -----------
 Royalties paid to the Trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,836,261
--------------                                                                                 ===========

(1) From the August 1991 distribution through the August 1992 distribution the Working Interest Owner escrowed amounts from Offshore Louisiana in connection with anticipated dismantlement costs. Based on most recent estimates of abandonment costs, the escrowed amount has been reduced by $80,000 in the second quarter. As of June 30, 1995 approximately $2.4 million has been escrowed for future dismantlement costs.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana and Fort Worth Basin approximately $837,000 and $23,000, respectively, of excess production costs were recoverable from future revenues as of June 30, 1995.

      The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1994:


                              SECOND QUARTER 1994

                                                                                     FORT
                                                     SOUTH          OFFSHORE         WORTH
                                  JAY FIELD         PASS 89        LOUISIANA         BASIN         TOTAL
                                  ---------         -------        ---------         -----         -----
 Revenues:
     Liquids . . . . . . . .      $4,603,660      $ 1,763,329     $   456,113    $       78     $ 6,823,180
     Natural Gas . . . . . .          86,457        3,323,474       1,195,419        26,366       4,631,716
                                  ----------      -----------     -----------    ----------     -----------
                                   4,690,117        5,086,803       1,651,532        26,444      11,454,896

 Production costs and
   expenses  . . . . . . . .      (2,478,919)        (640,448)       (609,169)      (34,009)     (3,762,545)
 Capital expenditures  . . .      (1,158,069)      (1,078,395)       (515,236)            0      (2,751,700)
                                  ----------       ----------     -----------   -----------     -----------
 Net Proceeds (Excess
  Production Costs) . . . .       $1,053,129      $ 3,367,960     $   527,127   $    (7,565)    $ 4,940,651
                                  ==========      ===========     ===========   ===========     ===========

 Overriding Royalties paid
   to the Trust(1)  . . . .       $  526,564      $ 1,683,981     $         0   $         0     $ 2,210,545
                                  ==========      ===========     ===========   ===========

 Fee Lands Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66,199
                                                                                                -----------

 Royalties paid to the Trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,276,744
                                                                                                ===========

                                FIRST HALF 1994

                                                                                    FORT
                                                     SOUTH          OFFSHORE        WORTH
                                  JAY FIELD         PASS 89        LOUISIANA        BASIN          TOTAL
                                  ---------         -------        ---------         -----         -----
 Revenues:
     Liquids . . . . . . . .      $9,665,178       $3,902,385     $ 1,132,787    $      112     $14,700,462
     Natural Gas . . . . . .         286,480        5,721,587       1,905,877        56,855       7,970,799
                                 -----------       ----------      ----------     ---------     -----------
                                   9,951,658        9,623,972       3,038,664        56,967      22,671,261
 Production costs and
   expenses  . . . . . . . .      (4,720,422)        (953,070)     (1,219,167)      (66,385)     (6,959,044)
 Capital expenditures  . . .      (2,479,818)      (2,769,806)     (3,200,303)            0      (8,449,927)
                                  ----------       ----------     -----------    ----------     -----------
 Net Proceeds (Excess
   Production Costs) . . . .      $2,751,418       $5,901,096     $(1,380,806)    $  (9,418)    $ 7,262,290
                                  ==========       ==========     ===========     =========     ===========
 Overriding Royalties paid
   to the Trust(1) . . . . .      $1,375,709       $2,950,548     $         0     $   2,864     $ 4,329,121
                                  ==========       ==========     ============    =========
 Fee Lands Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          154,898
                                                                                                -----------
 Royalties paid to the Trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,484,019

--------------
(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana and Fort Worth Basin, approximately $2,450,000 and $13,000, respectively, of excess production costs were recoverable from future revenues as of June 30, 1994.

      The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1995 and 1994:

                                                     SECOND QUARTER                     FIRST HALF
                                           --------------------------------  -------------------------------
                                                 1995             1994              1995            1994
                                            -------------     -------------   --------------   -------------
 Net Proceeds:
     Revenues  . . . . . . . . . . . .       $12,140,638       $11,454,896      $23,419,639     $22,671,261
     Production costs and expenses . .        (3,566,398)       (3,762,545)      (7,329,736)     (6,959,044)
     Capital expenditures  . . . . . .        (4,415,587)       (2,751,700)      (9,833,531)     (8,449,927)
                                             -----------       -----------      -----------     -----------

     Net Proceeds  . . . . . . . . . .       $ 4,158,653       $ 4,940,651      $ 6,256,372     $ 7,262,290
                                             ===========       ===========      ===========     ===========

 Royalties paid to the Trust:
     Overriding Royalties  . . . . . .       $ 1,474,332       $ 2,210,545      $ 2,716,235     $ 4,329,121
     Fee Lands Royalties . . . . . . .            53,839            66,199          120,026         154,898
                                             -----------        ----------      -----------     -----------
     Royalties paid to the Trust . . .       $ 1,528,171       $ 2,276,744      $ 2,836,261     $ 4,484,019
                                             ===========       ===========      ===========     ===========


      Revenues of the Working Interest Owner with respect to the Productive Properties in the 1995 Three-Month Operating Period increased 6% from the 1994 Three-Month Operating Period primarily due to increased crude oil and natural gas liquids prices combined with higher natural gas production at Offshore Louisiana and higher natural gas liquids production at Jay Field and Offshore Louisiana. Also contributing to the increase was the April 1995 reduction of amounts previously escrowed from the Offshore Louisiana property in connection with estimated dismantlement costs by $80,000. These increases in revenues were partially offset by lower natural gas prices and reduced natural gas volumes at Jay Field due to maintenance activity and at South Pass 89 due to voluntary production curtailment. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner for production in the 1995 Three-Month Operating Period were $17.26, $10.51 and $1.57, respectively. In the 1994 Three-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $13.91, $9.14 and $2.54, respectively.

      Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the 1995 Three-Month Operating Period decreased 5% primarily due to lower operating costs at South Pass 89 and Offshore Louisiana and lower workover costs and repair and maintenance charges at Jay Field.

      Capital expenditures increased 61% in the 1995 Three-Month Operating Period from the 1994 Three-Month Operating Period. This increase resulted from drilling activity at South Pass 89 and higher facilities costs at Jay Field.


      In the 1995 Six-Month Operating Period, revenues increased 3% from the 1994 Six-Month Operating Period primarily due to higher crude oil and natural gas liquids prices, an increase in crude oil production at Jay Field due to reduced downtime, and higher natural gas production at Offshore Louisiana. Also contributing to the increase was the aforementioned $80,000 release of amounts previously escrowed. The increase in revenues was almost offset by lower natural gas prices, which resulted in voluntary curtailment of production at South Pass 89, and lower crude oil production at South Pass 89 and Offshore Louisiana. In the 1995 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner were $16.88, $10.85 and $1.53, respectively. In the comparable 1994 period, average prices were $14.90 for crude oil, $8.09 for natural gas liquids and $2.49 for natural gas.

      Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the 1995 Six-Month Operating Period increased 5% from the 1994 Six-Month Operating Period. The increase was primarily due to higher repairs and maintenance costs and higher workover costs at Jay Field, substantially offset by lower operating costs at South Pass 89 and Offshore Louisiana.

      Capital expenditures incurred by the Working Interest Owner on the Productive Properties during the 1995 Six-Month Operating Period increased 16% from the 1994 Six-Month Operating Period. An increase in drilling activity at South Pass 89, higher expenditures for nitrogen injectant at Jay Field, the allocation of additional South Pass 86 platform costs and higher facilities costs at South Pass 89 and Offshore Louisiana were partially offset by decreased drilling activity at Offshore Louisiana.

      Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 72,455 barrels for the 1995 Three-Month Operating Period and 82,296 barrels for the 1994 Three-Month Operating Period. Imputed natural gas production was 204,988 thousand cubic feet and 441,185 thousand cubic feet for the respective periods.

      During the First Half of 1995, one successful gas well was completed at South Pass 89. No drilling activities occurred on the Fee Lands.

      As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, under Louisiana law, mineral royalties generally terminate, in absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At June 30, 1995, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 6,350 of which were under lease.

                                  P A R T  I I

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

                                        LL&E ROYALTY TRUST
                                           (REGISTRANT)


                                        BY: TEXAS COMMERCE BANK
                                            NATIONAL ASSOCIATION
                                                   TRUSTEE


                                        BY:   /S/ MICHAEL J. ULRICH
                                              -----------------------------
                                                   MICHAEL J. ULRICH
                                                   VICE PRESIDENT AND
                                                   TRUST OFFICER



Date:  August 11, 1995


NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.