Form 10-Q/A
period 1995-06-30
LL&E ROYALTY TRUST
filed 1995-08-29
CIK 721765

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
(Mark One)

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
                                                                         ===========            ===========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                        -----------------------------------
                                                                             1995                  1994
                                                                        ------------           ------------

 Trust Corpus, beginning of period (note 3)  . . . . . . . . . .        $  7,030,462           $  8,439,106
 Cash earnings   . . . . . . . . . . . . . . . . . . . . . . . .           2,477,671              4,103,072
 Cash distributions  . . . . . . . . . . . . . . . . . . . . . .          (2,497,401)            (4,103,658)
 Amortization of royalty interest (note 3) . . . . . . . . . . .            (376,000)              (766,000)
                                                                        ------------           ------------

 Trust Corpus, end of period . . . . . . . . . . . . . . . . . .        $  6,634,732           $  7,672,520
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
                                                                                                ===========

                                FIRST HALF 1995

                                                                                    FORT
                                                     SOUTH        OFFSHORE          WORTH
                                   JAY FIELD        PASS 89       LOUISIANA         BASIN         TOTAL
                                   ---------        -------       ---------         -----         -----
 Revenues:
     Liquids . . . . . . . .       $11,511,880    $5,092,463     $   995,035     $       0     $17,599,378
     Natural Gas . . . . . .           559,137     3,428,427       1,723,884        28,813       5,740,261
     Special cost escrow(1)                  0             0          80,000             0          80,000
                                    ----------    ----------     -----------    ----------     -----------
                                    12,071,017     8,520,890       2,798,919        28,813      23,419,639
 Production costs and
     expenses  . . . . . . .        (5,425,434)     (813,437)     (1,042,435)      (48,430)     (7,329,736)
 Capital expenditures  . . .        (3,872,737)   (4,834,538)     (1,126,256)            0      (9,833,531)
                                    ----------    ----------      ----------     ---------     -----------
 Net Proceeds (Excess
     Production Costs) . . .        $2,772,846    $2,872,915      $  630,228     $ (19,617)    $ 6,256,372
                                    ==========    ==========      ==========     =========     ===========

 Overriding Royalties paid
     to the Trust(2) . . . .        $1,386,423    $1,329,812     $        0      $       0     $ 2,716,235
                                    ==========    ==========     ============    =========
 Fee Lands Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,026
                                                                                               -----------
 Royalties paid to the Trust . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 2,836,261
- --------------                                                                                 ===========

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

- --------------
(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana and Fort Worth Basin, approximately $2,450,000 and $13,000, respectively, of excess production costs were recoverable from future revenues as of June 30, 1994.

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



Date:  August 28, 1995


NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                              INDEX TO EXHIBITS

                       Ex-27    Financial Data Schedule