Form 10-Q
period 1995-09-30
LL&E ROYALTY TRUST
filed 1995-11-14
CIK 721765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

['X']         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995.

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

     At November 10, 1995, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information...........................................      2
     Statements of Cash Earnings and Distributions...................................      3
     Statements of Assets, Liabilities and Trust Corpus..............................      3
     Statements of Changes in Trust Corpus...........................................      3
     Notes to Financial Statements...................................................      4
     Independent Auditors' Review Report.............................................      7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................      8
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K...........................................     13
Signature............................................................................     14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994. The cash earnings and distributions for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year 1995.

     The September 30, 1995 and 1994 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                   SEPTEMBER 30,             SEPTEMBER 30,
                                               ----------------------    ----------------------
                                                 1995         1994         1995         1994
                                               ---------    ---------    ---------    ---------
Royalty revenues.............................  $2,506,639   $3,597,038   $5,342,900   $8,081,057
Trust administrative expenses................     (90,961)    (125,021)    (449,551)    (505,970)
                                               ----------   ----------   ----------   ----------
Cash earnings................................   2,415,678    3,472,017    4,893,349    7,575,087
Changes in undistributed cash................     (17,073)        (402)       2,657          184
                                               ----------   ----------   ----------   ----------
Cash distributions...........................  $2,398,605   $3,471,615   $4,896,006   $7,575,271
                                               ==========   ==========   ==========   ==========
Cash distributions per Unit..................  $   .12630   $   .18280   $   .25780    $  .39888
                                               ==========   ==========   ==========   ==========
Units outstanding............................  18,991,304   18,991,304   18,991,304   18,991,304
                                               ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                        1995            1994
                                                                   -------------     ------------
                                                                    (UNAUDITED)
                              ASSETS
Cash..............................................................  $     18,805     $     21,462
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2, 3 and
  5)..............................................................    83,490,000       83,490,000
Less accumulated amortization (note 3)............................   (77,235,000)     (76,481,000)
                                                                    ------------     ------------
          Total assets............................................  $  6,273,805     $  7,030,462
                                                                    ============     ============
                   LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized,
  issued and outstanding).........................................  $  6,273,805     $  7,030,462
Contingencies (note 4)
                                                                    ------------     ------------
          Total liabilities and trust corpus......................  $  6,273,805     $  7,030,462
                                                                    ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        1995           1994
                                                                    -----------     -----------
Trust Corpus, beginning of period (note 3)........................  $ 7,030,462     $ 8,439,106
Cash earnings.....................................................    4,893,349       7,575,087
Cash distributions................................................   (4,896,006)     (7,575,271)
Amortization of royalty interest (note 3).........................     (754,000)     (1,486,000)
                                                                    -----------     -----------
Trust Corpus, end of period.......................................  $ 6,273,805     $ 6,952,922
                                                                    ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995
(1) FORMATION OF THE TRUST

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling,

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1995

completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 1995, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 1995, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1995

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of September 30, 1995 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 1995, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 1995 and 1994 and changes in Trust corpus for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Trustee.

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

New Orleans, Louisiana
October 20, 1995

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 1995 and 1994 (the 1995 and 1994 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 1995 and 1994, respectively, and the periods October 1994 through June 1995 and October 1993 through June 1994 (the 1995 and 1994 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1995 and 1994 Third Quarters amounted to $2,398,605 ($.1263 per Unit) and $3,471,615 ($.1828 per Unit), respectively.
During these periods, the Trust received cash of $2,506,639 and $3,597,038, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1995 and 1994 Third Quarters were as follows:

                                                                    1995         1994
                                                                   ------       ------
        July                                                       $.0375       $.0400
        August                                                      .0362        .0682
        September                                                   .0526        .0746
                                                                   ------       ------
                                                                   $.1263       $.1828
                                                                   ======       ======

     Distributions to Unit holders for the First Nine Months of 1995 and 1994 amounted to $4,896,006 ($.25780 per Unit) and $7,575,271 ($.39888 per Unit),
respectively. During these periods, the Trust received cash of $5,342,900 and $8,081,057, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1995:

                               THIRD QUARTER 1995

                                                                                FORT
                                                    SOUTH        OFFSHORE      WORTH
                                    JAY FIELD      PASS 89      LOUISIANA      BASIN         TOTAL
                                   -----------    ----------    ----------    --------    -----------
Revenues:
  Liquids.......................   $ 6,044,621    $2,367,568    $  542,467    $      0    $ 8,954,656
  Natural Gas...................       543,125     1,570,185     1,104,130      22,139      3,239,579
                                   -----------    ----------    ----------    --------    -----------
                                     6,587,746     3,937,753     1,646,597      22,139     12,194,235
Production costs and expenses...    (2,867,120)      (75,577)     (439,393)    (22,274)    (3,404,364)
Capital expenditures............    (1,753,368)     (932,190)     (960,268)          0     (3,645,826)
                                   -----------    ----------    ----------    --------    -----------
Net Proceeds (Excess Production
  Costs)........................   $ 1,967,258    $2,929,986    $  246,936    $   (135)   $ 5,144,045
                                   ===========    ==========    ==========    ========    ===========
Overriding Royalties paid to the
  Trust(1)......................   $   983,629    $1,464,992    $        0    $      0    $ 2,448,621
                                   ===========    ==========    ==========    ========
Fee Lands Royalties...................................................................         58,018
                                                                                          -----------
Royalties paid to the Trust...........................................................    $ 2,506,639
                                                                                          ===========

                             FIRST NINE MONTHS 1995

                                                                              FORT
                                                 SOUTH        OFFSHORE        WORTH
                                JAY FIELD       PASS 89       LOUISIANA       BASIN         TOTAL
                               -----------    -----------    -----------    ---------    ------------
Revenues:
  Liquids...................   $17,556,501    $ 7,460,031    $ 1,537,502    $       0    $ 26,554,034
  Natural Gas...............     1,102,262      4,998,612      2,828,014       50,952       8,979,840
  Special cost escrow(2)....             0              0         80,000            0          80,000
                               -----------    -----------    -----------    ---------    ------------
                                18,658,763     12,458,643      4,445,516       50,952      35,613,874
Production costs and
  expenses..................    (8,292,554)      (889,014)    (1,481,828)     (70,704)    (10,734,100)
Capital expenditures........    (5,626,105)    (5,766,728)    (2,086,524)           0     (13,479,357)
                               -----------    -----------    -----------    ---------    ------------
Net Proceeds (Excess
  Production Costs).........   $ 4,740,104    $ 5,802,901    $   877,164    $ (19,752)   $ 11,400,417
                               ===========    ===========    ===========    =========    ============
Overriding Royalties paid
  the Trust(1)..............   $ 2,370,052    $ 2,794,804    $         0    $       0    $  5,164,856
                               ===========    ===========    ===========    =========
Fee Lands Royalties..................................................................         178,044
                                                                                         ------------
Royalties paid to the Trust..........................................................    $  5,342,900
                                                                                         ============

------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana and Fort Worth Basin, approximately $590,000 and $24,000, respectively, of excess production costs were recoverable from future revenues as of September 30, 1995.

(2) From the August 1991 distribution through the August 1992 distribution the Working Interest Owner escrowed amounts from Offshore Louisiana in connection with anticipated dismantlement costs. Based on most recent estimates of abandonment costs, the escrowed amount was reduced by $80,000 in the second quarter of 1995. As of September 30, 1995 approximately $2.4 million has been escrowed for future dismantlement costs.

     The following unaudited schedule provides summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1994:

                               THIRD QUARTER 1994

                                                   SOUTH        OFFSHORE     FORT WORTH
                                  JAY FIELD       PASS 89       LOUISIANA      BASIN         TOTAL
                                 -----------    -----------    -----------   ----------   -----------
Revenues:
  Liquids.....................   $ 5,909,600    $ 2,312,639    $   489,650    $      0    $ 8,711,889
  Natural Gas.................       143,915      3,788,116        943,966      27,401      4,903,398
                                 -----------    -----------    -----------    --------    -----------
                                   6,053,515      6,100,755      1,433,616      27,401     13,615,287
Production costs and
  expenses....................    (2,029,409)      (362,787)      (310,613)    (35,191)    (2,738,000)
Capital expenditures..........    (1,140,757)    (1,563,420)      (200,955)          0     (2,905,132)
                                 -----------    -----------    -----------    --------    -----------
Net Proceeds (Excess
  Production Costs)...........   $ 2,883,349    $ 4,174,548    $   922,048    $ (7,790)   $ 7,972,155
                                 ===========    ===========    ===========    ========    ===========
Overriding Royalties paid to
  the Trust(1)................   $ 1,441,674    $ 2,087,274    $         0    $      0    $ 3,528,948
                                 ===========    ===========    ===========    ========
Fee Lands Royalties...................................................................         68,090
                                                                                          -----------
Royalties paid to the Trust...........................................................    $ 3,597,038
                                                                                          ===========

                             FIRST NINE MONTHS 1994

                                                   SOUTH        OFFSHORE     FORT WORTH
                                  JAY FIELD       PASS 89       LOUISIANA      BASIN         TOTAL
                                 -----------    -----------    -----------   ----------   -----------
Revenues:
  Liquids.....................   $15,574,778    $ 6,215,024    $ 1,622,437    $    112    $23,412,351
  Natural Gas.................       430,395      9,509,703      2,849,843      84,256     12,874,197
                                 -----------    -----------    -----------    --------    -----------
                                  16,005,173     15,724,727      4,472,280      84,368     36,286,548
Production costs and
  expenses....................    (6,749,831)    (1,315,857)    (1,529,780)   (101,576)    (9,697,044)
Capital expenditures..........    (3,620,575)    (4,333,226)    (3,401,258)          0    (11,355,059)
                                 -----------    -----------    -----------    --------    -----------
Net Proceeds (Excess
  Production Costs)...........   $ 5,634,767    $10,075,644    $  (458,758)   $(17,208)   $15,234,445
                                 ===========    ===========    ===========    ========    ===========
Overriding Royalties paid the
  Trust(1)....................   $ 2,817,383    $ 5,037,822    $         0    $  2,864    $ 7,858,069
                                 ===========    ===========    ===========    ========
Fee Lands Royalties...................................................................        222,988
                                                                                          -----------
Royalties paid to the Trust...........................................................    $ 8,081,057
                                                                                          ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana and Fort Worth Basin, approximately $1,528,000 and $20,000, respectively, of excess production costs were recoverable from future revenues as of September 30, 1994.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1995 and 1994:

                                               THIRD QUARTER                FIRST NINE MONTHS
                                         --------------------------    ----------------------------
                                            1995           1994            1995            1994
                                         -----------    -----------    ------------    ------------
Net Proceeds:
  Revenues.............................. $12,194,235    $13,615,287    $ 35,613,874    $ 36,286,548
  Production costs and expenses.........  (3,404,364)    (2,738,000)    (10,734,100)     (9,697,044)
  Capital expenditures..................  (3,645,826)    (2,905,132)    (13,479,357)    (11,355,059)
                                         -----------    -----------    ------------    ------------
  Net Proceeds.......................... $ 5,144,045    $ 7,972,155    $ 11,400,417    $ 15,234,445
                                         ===========    ===========    ============    ============
Royalties paid to the Trust:
  Overriding Royalties.................. $ 2,448,621    $ 3,528,948    $  5,164,856    $  7,858,069
  Fee Lands Royalties...................      58,018         68,090         178,044         222,988
                                         -----------    -----------    ------------    ------------
  Royalties paid to the Trust........... $ 2,506,639    $ 3,597,038    $  5,342,900    $  8,081,057
                                         ===========    ===========    ============    ============

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 10% and 2% in the 1995 Three-Month Operating Period and the 1995 Nine-Month Operating Period, respectively, primarily due to a decline in natural gas prices. Reduced volumes at South Pass 89 due to voluntary production curtailment and weather-related production interruptions, along with natural declines at Jay Field, South Pass 89 and Offshore Louisiana, also contributed to the decrease in revenues. The decline in revenues was partially offset by the effect of higher crude oil prices as well as higher natural gas and natural gas liquids production at Jay Field and Offshore Louisiana. Also offsetting the decline in the 1995 Nine-Month Operating Period was the April 1995 reduction of amounts previously escrowed from the Offshore Louisiana property in connection with estimated dismantlement costs by $80,000.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner for production in the 1995 Three-Month Operating Period were $18.29, $5.60, and $1.58, respectively. In the comparable 1994 Three-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $16.35, $8.89 and $2.19, respectively. In the 1995 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $17.33, $8.20 and $1.56, respectively. In the 1994 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $15.41, $8.38 and $2.37, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the 1995 Three-Month Operating Period and 1995 Nine-Month Operating Period increased 24% and 11%, respectively. The increase for the Three-Month Operating Period was primarily due to higher operating costs at Jay Field, South Pass 89, and Offshore Louisiana. For the Nine-Month Operating Period, higher workover costs and higher repair and maintenance costs at Jay Field and higher operating costs at South Pass 89 contributed to the increase in production costs.

     Capital expenditures increased 25% and 19% in the 1995 Three-Month Operating Period and 1995 Nine-Month Operating Period, respectively. These increases resulted primarily from higher facilities costs at Jay Field, South Pass 89 and Offshore Louisiana, higher expenditures for nitrogen injectant at Jay Field and an allocation of additional South Pass 86 platform costs. While drilling activity at South Pass 89 resulted in higher drilling expenditures for the 1995 Nine-Month Operating Period, lower drilling costs at South Pass 89 for the 1995 Three-Month Period and at Offshore Louisiana for both operating periods partially offset the increase in capital expenditures.

     During the First Nine Months of 1995, one successful gas well was completed at South Pass 89. No drilling activities occurred on the Fee lands.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 126,992 barrels for the 1995 Three-Month Operating Period and 143,789 barrels for the 1994 Three-Month Operating Period. Imputed natural gas production was 403,688 thousand cubic feet and 593,426 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At September 30, 1995, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 6,350 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: TEXAS COMMERCE BANK NATIONAL
                                              ASSOCIATION,
                                                Trustee

                                            By:    /s/  MICHAEL J. ULRICH
                                                --------------------------------
                                                        Michael J. Ulrich
                                                 Senior Vice President and Trust
                                                              Officer

Date: November 10, 1995

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                            EXHIBIT  INDEX

    Exhibit
      No.                 Description
    -------               -----------
      27                  Financial Data Schedule