Form 10-K405
period 1995-12-31
LL&E ROYALTY TRUST
filed 1996-03-29
CIK 721765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                      ON WHICH REGISTERED
          -------------------                                     ---------------------
    Units of Beneficial Interest                                 New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ X ].  NO     .
                                               -----      ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]
             -----
     As of March 22, 1996, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $76,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          NUMBER
                                         PART I
ITEM  1 -- Business.....................................................................    1
     Introduction.......................................................................    1
     Terms and Operation of the Trust...................................................    2
          Creation and Operation of the Trust...........................................    2
          Terms of the Conveyances......................................................    2
          The Partnership...............................................................    4
          Receipts and Payments.........................................................    4
          Liabilities and Contingency Reserves..........................................    4
          Duration and Termination of the Trust.........................................    5
     The Royalties......................................................................    5
          Overriding Royalties..........................................................    5
          Fee Lands Royalties...........................................................    7
          Analysis of the Working Interest Owner's Calculation of the Royalties.........    8
     The Units..........................................................................    9
          Distributions and Income Computations.........................................    9
          Transfer of Units.............................................................    9
          Periodic Reports..............................................................    9
          Possible Requirement that Units be Divested...................................   10
          Liability of Unit Holders.....................................................   10
          Voting by Unit Holders........................................................   11
          Certain State Law Considerations..............................................   11
     The Properties.....................................................................   12
          General.......................................................................   12
          Description of Productive Properties..........................................   13
          Description of the Fee Lands..................................................   14
     Oil and Gas Sales from the Productive Properties...................................   15
          Oil and Liquids Sales.........................................................   15
          Gas Sales.....................................................................   15
     Exploration and Development Activities.............................................   16
          Productive Properties.........................................................   16
          Fee Lands.....................................................................   16
     Estimates of Petroleum Engineers...................................................   17
          September 30, 1995 Estimates..................................................   17
          Certain Factors Affecting Estimates...........................................   17
     Industry Conditions and Regulation.................................................   25
          Industry Conditions...........................................................   25
          Regulation -- General.........................................................   25
          Natural Gas Regulation........................................................   25
     Tax Considerations to Owners of Units..............................................   26
          Federal Income Tax Considerations.............................................   26
          IDC Recapture Income to the Company on Distribution...........................   34
          Backup Withholding............................................................   34
          Information Return Filing Requirements........................................   34
          State Tax Considerations......................................................   35
          Severance Taxes...............................................................   37
          Ad Valorem Taxes..............................................................   37
ITEM  2 -- Properties...................................................................   37
ITEM  3 -- Legal Proceedings............................................................   37

                                                                                          PAGE
                                                                                          NUMBER
ITEM  4 -- Submission of Matters to a Vote of Unit Holders..............................   37
                                        PART II
ITEM  5 -- Market for the Registrant's Units and Related Unit Holder Matters............   37
ITEM  6 -- Selected Financial Data......................................................   38
ITEM  7 -- Management's Discussion and Analysis of Financial Condition and Results
              of Operation..............................................................   38
ITEM  8 -- Financial Statements and Supplementary Data..................................   40
ITEM  9 -- Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure......................................................   46
                                        PART III
ITEM 10 -- Directors and Executive Officers of the Registrant...........................   46
ITEM 11 -- Executive Compensation.......................................................   46
ITEM 12 -- Unit Ownership of Certain Beneficial Owners and Management...................   46
ITEM 13 -- Certain Relationships and Related Transactions...............................   46
                                        PART IV
ITEM 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   47
SIGNATURE...............................................................................   48

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $2.4 million of proceeds from the Offshore Louisiana property to provide for the estimated costs of dismantling platforms on such property. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on September 30, 1995 reserve report included in this Annual Report, the Working Interest Owner is permitted to place funds in escrow from the Jay Field, Fort Worth Basin and Offshore Louisiana properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", "Offshore Louisiana" and "Fort Worth Basin". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to Texas Commerce's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property;
(e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total abandonment costs are $9.7 million for Jay Field, $1.4 million for South Pass 89 and $2.0 million for Offshore Louisiana. The Working Interest Owner has escrowed $2.4 million from Offshore Louisiana proceeds to pay the anticipated costs of abandonment at Offshore Louisiana. No such amount has been escrowed with respect to Jay Field and South Pass 89.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 35,000 gross acres in south Louisiana, only approximately 5,904 of which were leased at December 31, 1995. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 1995 (applicable to production from July 1995 through September 1995) and (ii) the year ended December 31, 1995 (applicable to production from October 1994 through September 1995):

                        QUARTER ENDED DECEMBER 31, 1995

                                                                             FORT
                                                SOUTH        OFFSHORE        WORTH
                               JAY FIELD       PASS 89       LOUISIANA       BASIN         TOTAL
                              -----------    -----------    -----------    ---------    -----------
Revenues:
  Liquids...................  $ 4,842,043    $ 2,050,958    $   551,194    $       0    $ 7,444,195
  Natural gas...............      301,006      1,396,846        891,248       35,101      2,624,201
                              -----------    -----------    -----------    ---------    -----------
                                5,143,049      3,447,804      1,442,442       35,101     10,068,396
Production costs and
  expenses..................   (2,898,480)      (288,916)      (512,610)     (23,988)    (3,723,994)
Capital expenditures........   (1,336,756)    (1,072,701)         6,569            0     (2,402,888)
                              -----------    -----------    -----------    ---------    -----------
Net Proceeds(1).............  $   907,813    $ 2,086,187    $   936,401    $  11,113    $ 3,941,514
                              ===========    ===========    ===========    =========    ===========
Overriding royalties payable
  to the Trust(1)...........  $   453,906    $ 1,043,094    $   312,002    $       0    $ 1,809,002
                              ===========    ===========    ===========    =========
Fee Lands Royalties.................................................................         48,686
                                                                                       ------------
Royalties paid to the Trust.........................................................   $  1,857,688
                                                                                       ============

                          YEAR ENDED DECEMBER 31, 1995

                                                                             FORT
                                                SOUTH        OFFSHORE        WORTH
                               JAY FIELD       PASS 89       LOUISIANA       BASIN         TOTAL
                              -----------    -----------    -----------    ---------    -----------
Revenues:
  Liquids...................  $22,398,544    $ 9,510,989    $ 2,088,696    $       0    $33,998,229
  Natural gas...............    1,403,268      6,395,458      3,719,262       86,053     11,604,041
  Special cost escrow(2)....            0              0         80,000            0         80,000
                              -----------    -----------    -----------    ---------    -----------
                               23,801,812     15,906,447      5,887,958       86,053     45,682,270
Production costs and
  expenses..................  (11,191,034)    (1,177,930)    (1,994,438)     (94,692)   (14,458,094)
Capital expenditures........   (6,962,861)    (6,839,429)    (2,079,955)           0    (15,882,245)
                              -----------    -----------    -----------    ---------    -----------
Net Proceeds (Excess
  Production Costs)(1)......  $ 5,647,917    $ 7,889,088    $ 1,813,565    $  (8,639)   $15,341,931
                              ===========    ===========    ===========    =========    ===========
Overriding royalties payable
  to the Trust(1)...........  $ 2,823,958    $ 3,837,898    $   312,002    $       0    $ 6,973,858
                              ===========    ===========    ===========    =========
Fee Lands Royalties.................................................................        226,730
                                                                                       ------------
Royalties paid to the Trust.........................................................   $  7,200,588
                                                                                       ============

------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in net proceeds. At Fort Worth Basin, approximately $12,000 of excess production costs were recoverable from future revenues as of December 31, 1995.

(2) From the August 1991 distribution through the August 1992 distribution the Working Interest Owner escrowed amounts from Offshore Louisiana in connection with anticipated dismantlement costs. Based on most recent estimates of abandonment costs, the escrowed amount has been reduced by $80,000 in the second quarter of 1995. As of December 31, 1995 approximately $2.4 million has been escrowed for future dismantlement costs.

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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 1996. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Accounting for Income and Deductions".

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 1995, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases have been grouped into four groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 1995.


                                                                              PRODUCTIVE WELLS(1)
        PRODUCTIVE                                                     --------------------------------
     PROPERTY AND YEAR                               ACRES                  OIL               GAS
         IN WHICH                             -------------------      --------------    --------------
   PRODUCTION COMMENCED          LOCATION      GROSS        NET        GROSS     NET     GROSS     NET
   --------------------          --------     -------      ------      ----     -----    ----     -----
Jay Field (1970)(2)........   Onshore         184,472(3)   62,386(3)     58      19.5     --         --
                              Alabama
                              and Florida

South Pass 89 (1982).......   Offshore          5,000       1,250        18       4.5      3         .8
                              Louisiana

Offshore Louisiana
  (1968)(4)................   Offshore         26,563       5,646        13(5)    1.6     22(5)     4.4
                              Louisiana

Fort Worth Basin
  (1977)(6)................   Onshore             889         542        --        --      4        3.3
                              Texas           -------      ------      ----     -----   ----      -----
                                              216,924      69,824        89      25.6     29        8.5
                                              =======      ======      ====     =====   ====      =====

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

(4) Includes six federal leases or federal units (as applicable) with designations, initial production dates and percentage ownership of the Working Interest Owner as follows:



                                                                     PERCENTAGE
                                                                   OF THE WORKING
                                                                   INTEREST OWNED
          DESIGNATION AND INITIAL                                  BY THE WORKING
             PRODUCTION DATE                                       INTEREST OWNER
          -----------------------                                  --------------
          East Cameron 195 Unit (1971)..............................   33.33%
          East Cameron 336, South Addition (1983)...................   20%
          Eugene Island 261 (1979)..................................   20%
          South Marsh Island 76, South Addition (1968)..............   25%
          Vermilion 267 South Half, South Addition (1978)...........   16.67%
          Vermilion 331, South Addition (1977)......................   12.5%

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

(5) Gross wells at Offshore Louisiana include eight dual completion oil wells. A well with multiple completions is counted as one well.

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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 35,000 gross acres, approximately 5,904 acres of which were under lease as of December 31, 1995.

                OIL AND GAS SALES FROM THE PRODUCTIVE PROPERTIES

OIL AND LIQUIDS SALES

     In addition to crude oil sold to unaffiliated third parties, crude oil from South Pass 89 and two of the Offshore Louisiana Productive Properties is transported at the Working Interest Owner's expense and sold to a subsidiary at the average south Louisiana posted field price. The Working Interest Owner generally retained the right to revenue from liquids contained in natural gas sold offshore Louisiana. At present, such gas is processed onshore, and the liquids obtained are sold for the Working Interest Owner's account, generally in the "spot" market. For purposes of computing the payments attributable to the Overriding Royalties, Net Proceeds will include the proceeds from the above sales after deduction of applicable transportation and processing costs.

     Substantially all of the crude oil from the Jay Field is used as feedstock for a refinery owned and operated by an affiliate of the Working Interest Owner in Alabama. The Working Interest Owner treats, for internal and landowners' royalty purposes, Jay Field crude as sold at the wellhead at the Exxon posted field price. This treatment is also utilized for purposes of computing Net Proceeds. Propane and mixed butanes are sold at the tailgate of the Jay Field processing plant to unaffiliated third parties under three annual contracts, which are subject to renegotiation as they expire. Two propane sales contracts expire in April 1996 and the butane sales agreement was extended in December 1995. Field grade natural gasoline is sold to the Working Interest Owner's refining affiliate on a crude oil related pricing basis.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1993, 1994 and 1995:

                                                                                 NET WELLS
                                                                           ---------------------
        1993                                                               OIL     GAS      DRY
        ----                                                               ---     ---      ----
     Exploratory........................................................   0.3       --       --
     Development........................................................   1.5      0.5       --

        1994
        ----
     Exploratory........................................................    --      0.7       --
     Development........................................................   0.3      0.3       --

        1995
        ----
     Exploratory........................................................    --      0.3       --
     Development........................................................    --       --       --

     At December 31, 1995, no wells were in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 1995:

  Jay Field

     Capital expenditures totaled approximately $6.4 million in 1995 primarily for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $4.5 million were incurred in 1995 primarily for the drilling of one successful gas well.

  Offshore Louisiana

     Capital expenditures of approximately $1.0 million were incurred in 1995 primarily for the recompletion of a well.

  Fort Worth Basin

     No significant activity occurred during the year.

FEE LANDS

     Approximately 5,904 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 1995. There were no wells drilled on the Fee Lands in 1995.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 1995 ESTIMATES

     Estimates of the Properties' proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 1995 have been made by Gruy Engineering Corporation ("Gruy"). Based on such estimates, Gruy has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 1995. A copy of Gruy's letter, dated March 27, 1996, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 1995; the present value was based on a discount factor of 10% per year.

     According to the Gruy letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 1995 were approximately $53 million, and the present value of such future net revenues was approximately $33 million. (The estimates as of September 30, 1994, were $58 million and $34 million, respectively, before giving effect to approximately $7 million in distributions during 1995.)

     The estimates of future net revenues as of September 30, 1995 reflect a 5% increase in future net revenues, and a 7% increase in the present value of future net revenues from those estimated by Gruy as of September 30, 1994, after adjusting those 1994 estimates to give effect to distributions of approximately $7 million which were made with respect to the twelve-month production period ended September 30, 1995. The Working Interest Owner has advised the Trustee that the increases resulted primarily from higher estimates of proved reserves and prices as compared with September 30, 1994 estimates. The increase in 1995 estimated future net revenues from the 1994 estimates (after giving effect to 1995 distributions) was primarily attributable to Offshore Louisiana, where those estimates increased by approximately $3 million. The Working Interest Owner has further advised the Trustee that subsequent changes in prices being received by the Working Interest Owner for production from the properties in which the Trust has an interest have generally increased since September 30, 1995.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Gruy's letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $.6 million for the twelve months ending September 30, 1996. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Gruy has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Gruy estimated that as of September 30, 1995, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $21 million for the period from October 1, 1995 through December 31, 1998. The Trustee has been informed by the Working Interest Owner that its present budget is actually approximately $23 million with respect to its capital expenditures on the Productive Properties during such period. The amounts budgeted by the Working Interest Owner are based on development of the proved reserves and on the other projects designed to find and develop reserves that are unproved and hence not included in the Gruy report. Due to various factors the Working Interest Owner may spend more or less than the amounts budgeted. In addition, this level of spending is contingent upon its ability to contract for drilling rigs and secure drilling permits, its analysis of additional geological and geophysical data and other factors beyond the Working Interest Owner's control. If the full $23 million budget is spent, the estimated net revenues to the Trust for the production period from October 1, 1995 through December 31, 1998 could be reduced by approximately $2 million. No assurance can be given that the level of capital expenditures budgeted by the Working Interest Owner will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                                          GRUY
                                          Engineering Corporation

                 ---------------------------------------------------------------

                                Petroleum Consultants

                                A Tidwell Evaluation Services Company

                                 March 27, 1996

Texas Commerce Bank National Association, Trustee
LL&E Royalty Trust
600 Travis, Suite 1150
Houston, Texas 77002

                                                   LL&E Royalty Trust
                                                   00-95-5030

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

     The estimated proved imputed reserves and future revenue, discounted at ten percent per year, compounded annually, net to the interests owned by the Trust as of September 30, 1995, are:

                                                      NET PROVED IMPUTED
                                                          RESERVES(1)
                                                     ---------------------
                                                     CRUDE
                                                     OIL,                            DISCOUNTED
                                                     CONDENSATE                      VALUE
                                                     AND                               OF
                                                     NATURAL                         ESTIMATED
                                                     GAS             NATURAL          NET
                                                     LIQUIDS          GAS            REVENUES(4)
                 RESERVE CATEGORY                    (MBBL)(2)       (MMCF)(3)       (M$)(5)
---------------------------------------------------  -----           -----           ------
Proved Developed...................................  2,393           7,606(6)        31,378
Proved Undeveloped(7)..............................     32             866            1,128
                                                     -----           -----           ------
       Total Proved................................  2,425           8,472           32,506

---------------

(1) The figures shown as "net proved imputed reserves" attributable to the Trust were calculated as prescribed in the Trust document and should not be construed as actual quantities of oil and gas reserves.

(2) Thousand barrels.

(3) Million cubic feet.

              1111 Bagby - Suite 2290 - Houston, Texas 77002-2546
              Facsimile (713) 752-2620 - Telephone (713) 750-0000

Texas Commerce Bank National Association, Trustee
March 27, 1996
Page 2

(4) The discounted revenue figures were calculated using ten percent discount factors, compounded annually, and are not estimates of fair market value.
(5) Thousand dollars.
(6) Includes gas used in Jay field for fuel.
(7) The estimated proved undeveloped net imputed reserves have not been risk adjusted to make them comparable to proved developed reserves.

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                                                        ESTIMATED NET REVENUES
                                                            TO THE TRUST(1)
                                                ---------------------------------------
                                                 FROM            FROM             FROM
                FOR PRODUCTION                  PROVED           PROVED          TOTAL
                DURING THE 12                   DEVELOPED        UNDEVELOPED     PROVED
                 MONTHS ENDED                   RESERVES         RESERVES        RESERVES
                 SEPTEMBER 30                    (M$)            (M$)             (M$)
----------------------------------------------  ------           -----           ------
          1996................................   8,939               0            8,939
          1997................................   5,094               0            5,094
          1998................................   3,895            (794)           3,101
          1999................................   4,120           1,197            5,317
          2000................................   4,054             775            4,829
          2001................................   3,347             483            3,830
          Remainder...........................  22,031             196           22,227
                                                ------           -----           ------
               Total..........................  51,480           1,857           53,337

     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 1996:

                                                                                 LAST
                                                                ESTIMATED        YEAR
                                                                NET               OF
                                                                REVENUES         ESTIMATED
                                                                TO               ECONOMIC
                                                                 THE             LIFE
                                                                TRUST             OF
                               PROPERTY                          (M$)            RESERVES
        ------------------------------------------------------  ------           ----
        Jay Field.............................................  36,888           2017
        South Pass 89.........................................   8,669           2002
        Offshore Louisiana....................................   6,743           2004
        Fort Worth Basin......................................       0           1995
        Fee Lands.............................................   1,037           2002
                                                                ------
                  Total.......................................  53,337

---------------

(1) Undiscounted. Ten percent discounted totals are shown above.

                          GRUY ENGINEERING CORPORATION
                                 A TESI COMPANY

Texas Commerce Bank National Association, Trustee
March 27, 1996
Page 3

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

                                                          PERCENTAGE OF
                                                           NET PROCEEDS
                            WORKING INTEREST             ATTRIBUTABLE TO
                                PROPERTY               OVERRIDING ROYALTIES
                    --------------------------------   --------------------
                    Jay Field.......................            50
                    South Pass 89...................            50
                    Offshore Louisiana..............            90
                    Fort Worth Basin................            90

     The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges and expenses incurred by the Company in production, development and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties, (d) applicable charges for certain overhead expenses, and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. With respect to South Pass 89 and Offshore Louisiana, certain costs of dismantlement of platforms after abandonment are not to be deducted until estimated cumulative payments to the Trust from those properties have exceeded $54.9 million and $52.5 million, respectively, as specified in the Trust documents. According to the Company, the cumulative disbursements attributable to production exceeded $54.9 million in February 1990 from South Pass 89 and exceeded $52.5 million from Offshore Louisiana in May 1987. Therefore, dismantlement costs for South Pass 89 and for Offshore Louisiana are included starting September 30, 1995. The total future dismantlement costs to the Company's working interest included in the calculation of Net Proceeds are $1.427 million for South Pass 89 and $2.028 million for Offshore Louisiana. Total dismantlement costs to the Company's working interest escrowed to September 30, 1995, are zero for South Pass 89 and $2.426 million for Offshore Louisiana.

     Excess production costs will result to the Company's working interest in the event that the costs, charges and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of December 31, 1995, Excess Production Costs to the Company's working interest are approximately $0.012 million for the Fort Worth Basin properties. Recovery of these costs is not included in the calculation of net proceeds attributable to the Trust.

                          GRUY ENGINEERING CORPORATION
                                 A TESI COMPANY

Texas Commerce Bank National Association, Trustee
March 27, 1996
Page 4

     The estimated net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when the oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of oil and gas from the productive properties and the Fee Lands are recorded as revenues by the Company. Therefore, estimated net revenues to the Trust from proved reserves for a 12-month period beginning October 1 correspond to estimated distributions to the Trust during the following calendar year. The amounts in the tables above reflect those estimates of the disbursements to the Trust.

     The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices of oil and gas being received by the Company in September 1995 to estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties except the Fort Worth Basin.

     The reserve estimates and production rate projections used to calculate future net revenues and imputed reserves attributable to the Trust are based on detailed geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historic performance trends. Reserves for the remaining properties were estimated by volumetric calculations, based on structural and isopachous maps which were prepared using information from electric logs, core analyses, and other data, or by analogy to similar properties. Estimated reserves for the Jay Field property are based on comprehensive engineering studies utilizing performance trends and reservoir simulation computer model studies.

     Net reserves, as used herein, means reserves net to the Company or imputed to the Trust after taking into account existing third party interests and landowners' royalties. Portions of the properties are pooled or unitized, and the reserve estimates herein are based on existing pooling and unitization arrangements.

     The imputed estimated proved reserves attributable to the Trust were calculated for each property by multiplying the net proved reserves of the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company from each of the properties prior to consideration of the Trust, as follows:

                                  Estimated future
                                 net revenues to the
Imputed proved reserves                 Trust                  Estimated net proved
to the Trust (expressed    =    ---------------------   X    reserves of the Company
   in barrels or Mcf)             Estimated future               (barrels or Mcf)
                                   gross revenues
                                  to the Company(1)

---------------

(1) Prior to subtraction of all costs (including Jay field fuel and severance taxes) and the portion attributable to the Trust.

                          GRUY ENGINEERING CORPORATION
                                 A TESI COMPANY

Texas Commerce Bank National Association, Trustee
March 27, 1996
Page 5

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

     The extent and character of ownership, reversions, product prices, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. The production data available to us were generally through the month of June, 1995. Interim production to September 30, 1995, has been estimated. No field inspections or well tests were conducted by Gruy Engineering Corporation personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

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

     This report was prepared under the supervision of Kevin E. Gangluff, Registered Professional Engineer, 75852, State of Texas.

                                          Yours very truly,
                                          /s/ GRUY ENGINEERING CORPORATION
                                          GRUY ENGINEERING CORPORATION

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

     Tax-exempt organizations are subject to tax on their unrelated business income. Previously, income and deductions from publicly traded partnership interests acquired by tax-exempt organizations after December 17, 1987 were automatically treated as unrelated business income and deductions. Effective for partnership years beginning after 1993, income and deductions from publicly traded partnerships are no longer automatically treated as unrelated business income and deductions. As a result, tax-exempt Unit owners should consult their tax advisors to determine if they are subject to tax on net income attributable to Units in the Trust.

     Depletion Deductions. The owner of an economic interest in producing oil and gas properties is entitled to deduct, on his federal income tax return, an allowance for the greater of cost depletion or (if otherwise allowable) percentage depletion on each such property. Each Unit owner who acquires Units by purchase should be entitled, by reason of the Partnership's election under
Section 754 of the Internal Revenue Code of 1986, as amended (the "Code"), to deduct cost depletion (or, if greater and otherwise available, percentage depletion) with respect to production from each of the Royalties using his basis in such Royalties. The amount of deductions based on cost depletion cannot exceed the total adjusted tax basis of the property. Prior to the enactment of the Revenue Reconciliation Act of 1990 (the "1990 Act"), only cost depletion was allowed to a Unit holder with respect to production attributable to the Royalties carved out of properties which become proven prior to this acquisition of Units. Under the provisions of the 1990 Act, Unit holders acquiring their Units after October 11, 1990, may be entitled to deduct an allowance for percentage depletion if such deduction would otherwise exceed the allowable deduction for cost depletion, regardless of whether the oil and gas interest was "proven" at the time of its acquisition. However, in order to take percentage depletion, the Unit holder must qualify for the "independent producer" exemption contained in Section 613A(c) of the Code; otherwise, such owner will be limited to cost depletion.

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 1995 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities by the owners of Units.

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

     Other Possible Penalties. An owner of a security who receives income in respect of such interest must report the character and amount of such income, for federal income tax purposes, in a manner which is consistent with the federal income tax reports of the entity which was the source of the income. The consistency requirement is deemed to be waived if the taxpayer files a statement with the Service identifying the inconsistency. Because of the presence of "street name" investors and the possible existence of transfer record inaccuracies, holders of interests which are actively traded in the securities markets may encounter situations in which it is difficult to comply fully and accurately with the consistency requirement and other federal tax reporting requirements. Certain penalties could be assessed against a taxpayer that fails to comply with such requirements. Because of the complexity of the federal tax reporting requirements applicable to trusts (such as the Trust) which own interests in partnerships (such as the Partnership) and because all of the tax attributes of the Royalties flow through the Partnership and the Trust to the Unit holders, there is an increased likelihood that Unit holders will violate the consistency requirement and other reporting requirements regarding their individual federal income tax returns and the information returns of the Trust and the Partnership. Any violations of the consistency requirements could lead to imposition of certain penalties on the Unit holders or other adverse results. Furthermore, the Trust or the Partnership might be subject to certain penalties in connection with its furnishing of statements and information to Unit holders or the government if such statements or information prove to be inaccurate due, for example, to differences between the transfer agent's records and actual ownership data. The Code provides reporting requirements designed to facilitate the transfer of information between partnerships and trusts and owners of interests therein held by nominees. See "Nominee Reporting Requirements".

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

  Texas

     Texas does not impose an income tax. Therefore, for all taxpayers, no part of the income produced from Royalties which burden mineral properties located in the State of Texas is subject to income tax in the State of Texas.

     Texas does impose a franchise tax on all corporations and certain other entities (such as limited liability companies). The tax is equal to the greater of an amount determined based on taxable capital or an amount determined based on earned surplus. The tax is calculated by comparing 0.25 percent of the taxpayer's net taxable capital to 4.5 percent of the taxpayer's net taxable earned surplus. The franchise tax is the greater of the two amounts. Net taxable earned surplus, for Unit holders subject to the Texas franchise tax, is computed by adjusting taxable income reported for federal income tax purposes. Generally, net taxable earned surplus is apportioned to Texas based on a taxpayer's apportionment factor. However, if income from the Royalties represents nonbusiness income to the taxpayer, such income would be allocated, net of related expenses.

     In computing net taxable earned surplus, a Unit holder's allowable depletion deduction will be the same as the amount allowed for federal income tax purposes.

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but accords a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

     Louisiana imposes an income tax on all corporations and other entities treated as corporations if they earn or receive income derived from or attributable to sources within Louisiana. Royalty income, net of expenses, is generally treated as allocable income in Louisiana (Royalty income is specifically allocated to where the property is located). However, gain or loss from the sale of units is treated as apportionable income. The income tax rates for corporations range from a low of 4 percent to a high of 8 percent.

     Unit holders are allowed a depletion deduction based on the greater of the amount determined under the percentage method or cost method. The rate for computing Louisiana depletion under the percentage method is greater for Unit holders who are corporations or trusts (22 percent). For individual Unit holders, allowable depletion will be the same as the amount allowed for federal income tax purposes.

     Louisiana also imposes a franchise tax on corporations based on a corporation's capital (borrowed or contributed) and undistributed surplus. The amount subject to Louisiana franchise tax is apportioned where assets are owned outside of Louisiana. Thus, a Unit holder subject to Louisiana franchise tax would apportion its franchise tax base taking into account only such Unit holder's interest to the extent it represents property located in Louisiana.

  Florida

     Florida does not impose an income tax on individuals, partnerships or private trusts. The Trust has received a Technical Assistance Advisement from the Florida Department of Revenue indicating that the Trust and the Partnership are not subject to taxation under the Florida Income Tax Code. However, the Partnership must file an annual information return disclosing distributive shares of the Working Interest Owner and the Trust.

     Corporations and certain other entities treated as corporations under the Florida Income Tax Code (such as limited liability companies) are subject to Florida income tax if they earn or receive income derived from or attributable to sources within Florida. Both resident and nonresident corporations receiving income from the Royalties are required to file a Florida corporate return. Such income may be characterized as either business or nonbusiness income depending on the taxpayer's circumstances. Business income is apportioned to Florida based on the corporation's apportionment factor. However, if income from the Royalties represents nonbusiness income, such income would be allocated, net of related expenses.

     The Florida corporate income tax is imposed at the annual rate of 5.5 percent on adjusted Federal taxable income allocable or apportionable to Florida. Any entity subject to the Florida income tax is also subject to the annual Emergency Excise Tax of 2.2 percent on certain accelerated depreciation deductions taken on the corporation's federal income tax return. This excise tax will not apply for any assets placed into service after 1986. In addition, Florida has adopted an alternative minimum tax which may be applicable to certain Unit holders.

     In computing Florida taxable income, a Unit holder's allowable depletion deduction will be the same as the amount allowed for federal income tax purposes.

     Florida also imposes an intangibles tax, which taxes the value of receivables and investments at a rate of 0.2 percent.

  Alabama

     Alabama imposes an income tax on all income of resident individuals (but accords a credit for income taxes paid to other states by Alabama residents) and on the income derived from Alabama sources by nonresident individuals. Royalty income earned from property located within Alabama is considered income derived from Alabama sources for this purpose. Therefore, individual Unit holders who are not residents of Alabama are subject to Alabama income tax on income from the Royalties allocated to Alabama. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Alabama based upon the ratio of Alabama income to total gross income. The rates for individuals range from a low of 2 percent to a high of 5 percent.

     Alabama also imposes an income tax on all corporations and other entities treated as corporations if they earn or receive income derived from or attributable to sources within Alabama. Both resident and nonresident corporations receiving income from the Royalties are required to file an Alabama corporate return. Such income may be characterized as either business or nonbusiness income depending on the taxpayer's circumstances. Business income is apportioned to the state based on the corporation's apportionment factor. However, if income from the Royalties represents nonbusiness income, such income would be allocated, net of related expenses. The income tax rate for corporations is 5 percent.

     Both individual Unit holders and corporate Unit holders are allowed a depletion deduction based on the greater of the amount determined under the percentage method or cost method. The rate for computing Alabama depletion under the percentage method is 27.5 percent.

     It should be noted that Alabama statutes do not contain an election to adjust tax basis similar to that provided under Section 754 of the Code. Accordingly, taxpayers purchasing Units may not be entitled to reflect their purchase price for the Royalties in computing their depletion deduction for Alabama purposes.

     Alabama imposes a franchise tax on foreign corporations based on the sum of such corporation's capital, certain indebtedness and undistributed surplus. The portion of this amount subject to Alabama franchise tax is determined by applying the corporation's Alabama income tax apportionment factor to the franchise tax base. For domestic corporations, Alabama franchise tax is solely based on the par value of its stock.

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5% of the market value of oil and, beginning July 1, 1990, $.07 per Mcf, as adjusted by a gas-based rate adjustment, of gas produced in Louisiana. Texas generally imposes a severance tax of 4.6% of the actual value of oil plus 3/16 of a cent per barrel of oil and 7.5% of the market value of gas produced plus 1/30 of a cent per Mcf of gas produced in Texas. Florida generally imposes a severance or production tax of 8% of the actual value of oil production and a tax on gas at the rate of $.171 per Mcf, as adjusted by the gas based rate adjustment, per fiscal year, beginning July 1, 1990 and thereafter. Alabama generally imposes a severance tax of 8% and a conservation tax of 2% of the actual value of oil and gas production.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 1995 and 1994.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 1995 and 1994 (applicable to production for October 1994 through September 1995 and October 1993 through September 1994) are also included in the table below.

                                   1995 QUARTER ENDED                      1994 QUARTER ENDED
                         --------------------------------------  --------------------------------------
                         MARCH 31  JUNE 30   SEPT. 30  DEC. 31   MARCH 31  JUNE 30   SEPT. 30  DEC. 31
                         --------  --------  --------  --------  --------  --------  --------  --------
Units of Beneficial
  Interest:
  High Sales Price...... $ 4 3/8   $ 3 5/8   $ 4       $ 3 3/4   $ 5       $ 5       $ 5 7/8   $ 5 1/4
  Low Sales Price.......   3         3 1/8     3 1/4     3 1/8     4 1/4     4 1/4     4 5/8     4
Distributions per
  Unit.................. $0.05970  $0.07180  $0.12630  $0.09110  $0.10518  $0.11090  $0.18280  $0.11120

     The total number of Unit holders of record as of March 22, 1996 was 7,814.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       1995         1994          1993         1992          1991
                                    ----------   -----------   ----------   -----------   -----------
Revenues.........................   $7,200,588   $10,358,681   $9,107,659   $ 6,206,013   $ 9,370,940
Cash earnings....................    6,619,563     9,687,476    8,219,673     5,075,766     8,414,813
Cash distributions to Unit
  holders........................    6,626,123     9,687,120    8,272,465     5,071,635     8,443,186
Cash distributions per Unit......   $  0.34890   $   0.51008   $  0.43559   $   0.26705   $   0.44458

                                                           AS OF DECEMBER 31,
                                    -----------------------------------------------------------------
                                       1995         1994          1993         1992          1991
                                    ----------   -----------   ----------   -----------   -----------
Trust Corpus.....................   $5,851,902   $ 7,030,462   $8,439,106   $10,043,898   $10,936,767

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 1995, 1994 and 1993 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 1995, 1994 and 1993, respectively.

     Distributions to Unit holders for 1995, 1994 and 1993 amounted to $6,626,123 ($0.34890 per Unit), $9,687,120 ($0.51008 per Unit), and $8,272,465
($0.43559 per Unit), respectively. During these years the

Trust received cash of $7,200,588, $10,358,681, and $9,107,659, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                    1995             1994             1993
                                                 -----------      -----------      -----------
Net Proceeds:
  Revenues....................................   $45,682,270      $49,656,335      $47,974,007
  Production costs and expenses...............   (14,458,094)     (12,890,060)     (15,645,638)
  Capital expenditures........................   (15,882,245)     (17,289,093)     (16,525,270)
                                                 -----------      -----------      -----------
          Net Proceeds........................   $15,341,931      $19,477,182      $15,803,099
                                                 ===========      ===========      ===========
Royalties paid to the Trust:
  Overriding Royalties........................   $ 6,973,858      $10,066,585      $ 8,674,025
  Fee Lands Royalties.........................       226,730          297,046          433,634
                                                 -----------      -----------      -----------
                                                   7,200,588       10,363,631        9,107,659
  Partnership expenses........................            --           (4,950)              --
                                                 -----------      -----------      -----------
          Royalties paid to the Trust.........   $ 7,200,588      $10,358,681      $ 9,107,659
                                                 ===========      ===========      ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 8% during the 1995 operating period, following the 4% increase of the prior year. The decrease in revenues resulted primarily from a decline in natural gas and natural gas liquids prices as well as lower production at South Pass 89. The production decline at South Pass 89 was due to voluntary production curtailment due to low prices, weather-related production interruptions and natural declines. Also, contributing to the decrease in revenues were natural declines at mature producing properties at Jay Field and Offshore Louisiana. The decline in revenues was partially offset by the effect of higher crude oil prices, higher natural gas and natural gas liquids production at Jay Field and Offshore Louisiana, and the April 1995 reduction of amounts previously escrowed from the Offshore Louisiana property in connection with estimated dismantlement costs by $80,000.

     Average natural gas and natural gas liquids prices received by the Working Interest Owner for production attributable to the Productive Properties decreased in 1995. Average natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties decreased during 1995, from $2.26 per thousand cubic feet for the 1994 operating period to $1.55 per thousand cubic feet for the 1995 operating period, while natural gas liquids prices declined from $8.62 per barrel to $6.42 per barrel. Crude oil prices increased from $15.93 per barrel for the 1994 operating period to $17.16 per barrel for the comparable 1995 period.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 12% during the 1995 operating period after decreasing 18% during the 1994 operating period. The increase was due to higher operating expenses and repair and maintenance costs at Jay Field, South Pass 89 and Offshore Louisiana. At Jay Field higher workover costs also contributed to the increase.

     Capital expenditures decreased by 8% after increasing 5% in the 1994 operating period. The lower expenditures were primarily due to decreased drilling expenditures at South Pass 89 and Offshore Louisiana. The decrease in drilling costs were partially offset by an increase in expenditures for nitrogen injectant at Jay Field and facilities costs at Jay Field, South Pass 89 and Offshore Louisiana.

     The Trust's Fee Lands Royalties decreased 24% to approximately $227,000 in 1995. The amount of Fee Lands leased as of December 31, 1995 was approximately 5,904 acres.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995           1994           1993
                                                      ----------     ----------     ----------
Royalty revenues...................................   $7,200,588     $10,358,681    $9,107,659
Trust administrative expenses......................     (581,025)      (671,205)      (887,986)
                                                      ----------     ----------     ----------
Cash earnings......................................    6,619,563      9,687,476      8,219,673
Changes in undistributed cash......................        6,560           (356)        52,792
                                                      ----------     ----------     ----------
Cash distributions.................................   $6,626,123     $9,687,120     $8,272,465
                                                      ==========     ==========     ==========
Cash distributions per Unit........................   $   .34890     $   .51008     $  0.43559
                                                      ==========     ==========     ==========
Units outstanding..................................   18,991,304     18,991,304     18,991,304
                                                      ==========     ==========     ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1995 AND 1994

                                                                      1995             1994
                                                                  ------------     ------------
                             ASSETS
Cash............................................................. $     14,902     $     21,462
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2, 3
  and 5).........................................................   83,490,000       83,490,000
Less accumulated amortization (note 3)...........................  (77,653,000)     (76,481,000)
                                                                  ------------     ------------
     Total assets................................................ $  5,851,902     $  7,030,462
                                                                  ============     ============
                  LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest authorized,
  issued and outstanding)........................................ $  5,851,902     $  7,030,462
Contingencies (note 4)
                                                                  ------------     ------------
     Total liabilities and Trust corpus.......................... $  5,851,902     $  7,030,462
                                                                  ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Trust corpus, beginning of period (note 3).........   $ 7,030,462     $ 8,439,106     $10,043,898
Cash earnings......................................     6,619,563       9,687,476       8,219,673
Cash distributions.................................    (6,626,123)     (9,687,120)     (8,272,465)
Amortization of royalty interests (note 3).........    (1,172,000)     (1,409,000)     (1,552,000)
                                                      -----------     -----------     -----------
Trust corpus, end of period........................   $ 5,851,902     $ 7,030,462     $ 8,439,106
                                                      ===========     ===========     ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 1995 the Fee Lands consisted of approximately 35,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $.4 million in 1995, reduced by $.08 million in 1994 and increased by $.3 million in 1993 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at December 31, 1995 is not indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                               LL&E ROYALTY TRUST

     The Company withdrew its requested ruling (d) that the Company did not recognize gain or loss upon the transfer of the Royalties to the Trust or upon distribution of the Units to its stockholders because the IRS proposed to rule that the transfer and distribution resulted in the recapture of ordinary income attributable to intangible drilling and development costs under Section 1254 of the Code (IDC Recapture Income). Counsel for the Company expressed no opinion on this issue. The Company and the IRS subsequently litigated the issue, and in 1989 the Tax Court rendered an opinion favorable to the Company. The Tax Court held that the Company's transfer of the Royalties to the Trust and its distribution of the Units to its stockholders did not constitute a disposition of "oil, gas, or geothermal property" within the meaning of Section 1254 of the Code. Consequently the Company was not required to recognize IDC Recapture Income on the disposition of the Royalties. The opinion of the Tax Court has become final and nonappealable.

     These financial statements are prepared on the basis that the Trust will be treated as a "grantor" trust and the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of December 31, 1995 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Gruy Engineering Corporation, independent petroleum engineers ("Gruy") as of September 30, 1995, 1994 and 1993. Reserve quantities imputed to the Trust were calculated by Gruy by multiplying Gruy's estimated proved net reserves (barrels of oil and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Gruy's estimated future net revenues to the Trust to Gruy's estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 1995, 1994 and 1993. Trust expenses were not taken into account in estimating reserve quantities.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the Working Interest Owner's calculation of the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues

                               LL&E ROYALTY TRUST
attributed to the Trust's interests from September 30, 1992 to September 30, 1993, 1994 and 1995 (all of which estimates were prepared by Gruy). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The amounts estimated do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Gruy took into consideration capital expenditures estimated to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Gruy report. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1.
Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                              SEPTEMBER 30,
                                                    ----------------------------------
                                                      1995         1994         1993
                                                    --------     --------     --------
Future net revenues..............................   $ 53,337     $ 57,984     $ 50,044
10% annual discount for estimated timing of net
  revenues.......................................    (20,831)     (23,820)     (12,320)
                                                    --------     --------     --------
Present value of future net revenues.............   $ 32,506     $ 34,164     $ 37,724
                                                    ========     ========     ========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                                                     PRESENT
                                                                                      VALUE
                                                                                    OF FUTURE
                                                               IMPUTED                 NET
                                                           PROVED RESERVES           REVENUES
                                                        ---------------------       (THOUSANDS
                                                        LIQUIDS         GAS             OF
                                                        (MBBL)        (MMCF)         DOLLARS)
                                                        -------       -------       ----------
  Estimated at September 30, 1992.....................   2,588         11,917        $ 50,326
       Production.....................................    (424)          (595)         (9,108)
       Revisions of estimates(1)......................    (285)        (1,510)         (8,527)
       Accretion of discount..........................     n/a            n/a           5,033
                                                        -------       -------       ----------
  Estimated at September 30, 1993.....................   1,879          9,812        $ 37,724
       Production.....................................    (432)        (1,627)        (10,364)
       Revisions of estimates(1)......................   1,498          1,264           3,032
       Accretion of discount..........................     n/a            n/a           3,772
                                                        -------       -------       ----------
  Estimated at September 30, 1994.....................   2,945          9,449        $ 34,164
       Production.....................................    (355)        (1,217)         (7,201)
       Revisions of estimates(1)......................    (165)           240           2,127
       Accretion of discount..........................     n/a            n/a           3,416
                                                        -------       -------       ----------
  Estimated at September 30, 1995.....................   2,425          8,472        $ 32,506
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

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 1995 and 1994, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 1995 and 1994, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1995, on the basis of accounting described in Note 3.

                                                      KPMG PEAT MARWICK LLP

New Orleans, Louisiana
March 8, 1996

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 22, 1996.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. Texas Commerce as Trustee of the Trust, owns no Units. Texas Commerce in its individual capacity (the "Bank") also owns no Units. As of March 22, 1996, the Trust Department of the Bank held 6,788 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
        Statements of Cash Earnings and Distributions -- Years Ended December
          31, 1995, 1994 and 1993..............................................    40

        Statements of Assets, Liabilities and Trust Corpus -- December 31, 1995
          and 1994.............................................................    40

        Statements of Changes in Trust Corpus -- Years Ended December 31, 1995,
          1994 and 1993........................................................    40

        Notes to Financial Statements..........................................    41

        Independent Auditors' Report...........................................    45

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


                                    LL&E ROYALTY TRUST
                                       (Registrant)


                                    By:  TEXAS COMMERCE BANK
                                    NATIONAL ASSOCIATION, Trustee

Date:  March 27, 1996

                                    By:       /s/  MICHAEL J. ULRICH
                                       -----------------------------------------
                                                   Michael J. Ulrich
                                        Senior Vice President and Trust Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

     This Annual Report on Form 10-K was distributed to Unit Holders as an Annual Report. Additional copies of this Annual Report will be provided, without charge, and copies of exhibits hereto will be provided, upon payment of a reasonable fee, upon written request from any holder of Units to:

           LL&E Royalty Trust
           Texas Commerce Bank National Association, Trustee
           Attention: Mary V.K. Morris, Corporate Trust Department
           P.O. Box 4717
           Houston, Texas 77210
           (713) 216-6369 or (713) 216-4424
           1-800-852-1422