Form 10-Q
period 1996-03-31
LL&E ROYALTY TRUST
filed 1996-05-14
CIK 721765

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996.

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
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

  TEXAS COMMERCE BANK NATIONAL ASSOCIATION                          77002
          CORPORATE TRUST DIVISION                                (Zip Code)
              712 MAIN STREET
               HOUSTON, TEXAS
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (713) 216-6369

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                                         -------
     At May 10, 1996, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
===============================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information...........................................      2
     Statements of Cash Earnings and Distributions...................................      3
     Statements of Assets, Liabilities and Trust Corpus..............................      3
     Statements of Changes in Trust Corpus...........................................      3
     Notes to Financial Statements...................................................      4
     Independent Auditors' Review Report.............................................      8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................      9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K...........................................     12
Signature............................................................................     13

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The cash earnings and distributions for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year 1996.

     The March 31, 1996 and 1995 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
Royalty revenues..................................................  $3,693,742     $1,308,090
Trust administrative expenses.....................................    (174,191)      (175,507)
                                                                    ----------     ----------
Cash earnings.....................................................   3,519,551      1,132,583
Changes in undistributed cash.....................................      (2,347)         1,226
                                                                    ----------     ----------
Cash distributions................................................   3,517,204     $1,133,809
                                                                    ==========     ==========
Cash distributions per Unit.......................................  $    .1852     $    .0597
                                                                    ==========     ==========
Units outstanding.................................................  18,991,304     18,991,304
                                                                    ==========     ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS



                                                                    MARCH 31,      DECEMBER 31,
                                                                       1996           1995
                                                                    ----------     ----------
                                                                    (UNAUDITED)
                              ASSETS
Cash..............................................................  $   17,249     $   14,902
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2, 3 and
  5)..............................................................  83,490,000     83,490,000
Less accumulated amortization (note 3)............................ (78,176,000)   (77,653,000)
                                                                    ----------     ----------
          Total assets............................................  $5,331,249     $5,851,902
                                                                    ==========     ==========
                   LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized,
  issued and outstanding).........................................  $5,331,249     $5,851,902
Contingencies (note 4)
                                                                    ----------     ----------
          Total liabilities and Trust Corpus......................  $5,331,249     $5,851,902
                                                                    ==========     ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -------------------------
                                                                       1996           1995
                                                                    ----------     ----------
Trust Corpus, beginning of period (note 3)........................  $5,851,902     $7,030,462
Cash earnings.....................................................   3,519,551      1,132,583
Cash distributions................................................  (3,517,204)    (1,133,809)
Amortization of royalty interest (note 3).........................    (523,000)      (162,000)
                                                                    ----------     ----------
Trust Corpus, end of period.......................................  $5,331,249     $6,867,236
                                                                    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996
(1) FORMATION OF THE TRUST

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

(2) NET OVERRIDING ROYALTY INTERESTS AND FEE LANDS ROYALTIES

     The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property". Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profits taxes, but excluding income taxes except as described in note 4 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling,

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1996

completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 1996, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 1996, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995.

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1996

(4) FEDERAL INCOME TAX MATTERS

     In May and June 1983, the Company applied to the Internal Revenue Service
(IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each Overriding Royalty would constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units will be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

     Subsequent to the distribution of the Units, the IRS ruled favorably on all requested rulings except (d). Because the rulings were issued after the distribution of the Units, however, the rulings could be revoked by the IRS if it changes its position on the matters they address. If the IRS changed its position on these issues, challenged the Trust and the Unit holders and was successful, the result could be adverse. The Company withdrew its request for the ruling described in (d), and the Company and the IRS subsequently litigated the issue. The Tax Court rendered an opinion favorable to the Company, which became final in 1992.

     These financial statements are prepared on the basis that the Trust will be treated as a "grantor" trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1996

total cumulative Offshore Louisiana escrow balance as of March 31, 1996 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 1996, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 1995, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 8, 1996, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in
Note 3.

                                          KPMG PEAT MARWICK LLP

New Orleans, Louisiana
April 26, 1996

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

     The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2,400,000 from the Offshore Louisiana Property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from the Jay Field, Offshore Louisiana and Fort Worth Basin properties at present and that it intends to continue monitoring its estimates of relevant factors in order to continually evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 1996 and 1995 (the 1996 and 1995 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 1995 (the "Current Operating Period") and October through December of 1994 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 1996 and 1995 First Quarters amounted to $3,517,204 ($.1852 per Unit) and $1,133,809 ($.0597 per Unit), respectively.
During these periods, the Trust received cash of $3,693,742 and $1,308,090, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1996 and 1995 First Quarters were as follows:

                                                                  1996          1995
                                                                 -------       -------
        January...............................................   $ .0427       $ .0191
        February..............................................     .0633         .0315
        March.................................................     .0792         .0091
                                                                 -------       -------
                                                                 $ .1852       $ .0597
                                                                 =======       =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1996 and 1995:

                               FIRST QUARTER 1996

                                                    SOUTH       OFFSHORE     FORT WORTH
                                    JAY FIELD      PASS 89      LOUISIANA      BASIN         TOTAL
                                   -----------   -----------   -----------   ----------   ------------
Revenues:
  Liquids........................  $ 5,326,717   $ 2,051,790   $   497,474    $      0    $  7,875,981
  Natural gas....................      432,997     2,303,571     1,193,191      13,731       3,943,490
                                   -----------   -----------   -----------   ----------   ------------
                                     5,759,714     4,355,361     1,690,665      13,731      11,819,471
Production costs and expenses....   (3,381,725)     (315,079)     (432,437)    (21,021)     (4,150,262)
Capital expenditures.............   (1,282,184)      (84,909)      (16,664)          0      (1,383,757)
                                   -----------   -----------   -----------   ----------   ------------
Net Proceeds (Excess Production
  Costs).........................  $ 1,095,805   $ 3,955,373   $ 1,241,564    $ (7,290)   $  6,285,452
                                    ==========    ==========    ==========    ========     ===========
Overriding Royalties paid to the
  Trust(1).......................  $   547,903   $ 1,977,404   $ 1,117,408    $      0    $  3,642,715
                                    ==========    ==========    ==========    ========
Fee Lands Royalties....................................................................         51,027
                                                                                          ------------
Royalties paid to the Trust............................................................   $  3,693,742
                                                                                           ===========

- ------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Fort Worth Basin approximately $20,000 of excess production costs were recoverable from future revenues as of March 31, 1996.

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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1996 and 1995:

                                                                           FIRST QUARTER
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Net Proceeds:
  Revenues........................................................  $11,819,471     $11,279,001
  Production costs and expenses...................................   (4,150,262)     (3,763,338)
  Capital expenditures............................................   (1,383,757)     (5,417,944)
                                                                    -----------     -----------
  Net Proceeds....................................................  $ 6,285,452     $ 2,097,719
                                                                     ==========      ==========
Royalties paid to the Trust:
  Overriding Royalties............................................  $ 3,642,715     $ 1,241,903
  Fee Lands Royalties.............................................       51,027          66,187
                                                                    -----------     -----------
  Royalties paid to the Trust.....................................  $ 3,693,742     $ 1,308,090
                                                                     ==========      ==========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 5% from the Prior Year's Operating Period primarily from higher crude oil and natural gas prices as well as higher natural gas production. This production increase was partially offset by the effect of production interruptions occasioned by Hurricane Opal in October, 1995. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $17.13, $7.17 and $1.95, respectively. In the comparable 1995 period average crude oil, natural gas liquids and natural gas prices were $16.52, $11.17 and $1.50, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 10% primarily due to higher operating expenses at Jay Field. These increased costs were partially offset by lower operating expenses at South Pass 89 and Offshore Louisiana and lower repair and maintenance charges and workover costs at Jay Field.

     Capital expenditures decreased by 74% in the Current Operating Period due to decreased drilling costs at South Pass 89 and Offshore Louisiana, lower facilities expenditures at Jay Field, South Pass 89 and Offshore Louisiana, lower expenditures for nitrogen injectant at Jay Field and the allocation in the Prior Year's Operating Period of additional costs for the South Pass 86 Platform.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 112,660 barrels for the Current Operating Period and 64,617 barrels for the Prior Year's Operating Period. Imputed natural gas production was 960,337 thousand cubic feet and 143,723 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At March 31, 1996, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 5,904 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: TEXAS COMMERCE BANK NATIONAL
                                              ASSOCIATION,
                                              Trustee

                                             By:   /s/  MICHAEL J. ULRICH

                                              ----------------------------------
                                                      Michael J. Ulrich
                                               Senior Vice President and Trust
                                                             Officer

Date: May 10, 1996

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                              INDEX TO EXHIBITS



27 --           Financial Data Schedule