Form 10-Q
period 1996-06-30
LL&E ROYALTY TRUST
filed 1996-08-13
CIK 721765

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   'X'  No ______

     At August 9, 1996, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

===============================================================================

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information............................................    2
     Statements of Cash Earnings and Distributions....................................    3
     Statements of Assets, Liabilities and Trust Corpus...............................    3
     Statements of Changes in Trust Corpus............................................    3
     Notes to Financial Statements....................................................    4
     Independent Auditors' Review Report..............................................    7
  Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations............................................................    8
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K............................................   13
Signature.............................................................................   14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The cash earnings and distributions for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year 1996.

     The June 30, 1996 and 1995 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               ----------------------    ----------------------
                                                 1996         1995         1996         1995
                                               ---------    ---------    ---------    ---------
Royalty revenues.............................  $5,444,246   $1,528,171   $9,137,988   $2,836,261
Trust administrative expenses................   (120,764)    (183,083)    (294,955)    (358,590)
                                               ---------    ---------    ---------    ---------
Cash earnings................................  5,323,482    1,345,088    8,843,033    2,477,671
Changes in undistributed cash................     14,786       18,504       12,439       19,730
                                               ---------    ---------    ---------    ---------
Cash distributions...........................  $5,338,268   $1,363,592   $8,855,472   $2,497,401
                                               =========    =========    =========    =========
Cash distributions per Unit..................  $   .2811    $   .0718    $   .4663    $   .1315
                                               =========    =========    =========    =========
Units outstanding............................  18,991,304   18,991,304   18,991,304   18,991,304
                                               =========    =========    =========    =========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                   DECEMBER
                                                                    JUNE 30,          31,
                                                                      1996           1995
                                                                   -----------    -----------
                                                                   (UNAUDITED)
ASSETS
Cash.............................................................  $     2,463    $    14,902
Net overriding royalty interests in productive oil and gas
  properties and 3%
  royalty interests in fee lands (notes 2, 3 and 5)..............   83,490,000     83,490,000
Less accumulated amortization (note 3)...........................  (78,691,000)   (77,653,000)
                                                                    ----------     ----------
          Total assets...........................................  $ 4,801,463    $ 5,851,902
                                                                    ==========     ==========
LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized,
  issued and outstanding)........................................  $ 4,801,463    $ 5,851,902
Contingencies (note 4)
                                                                    ----------     ----------
          Total liabilities and Trust Corpus.....................  $ 4,801,463    $ 5,851,902
                                                                    ==========     ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                   --------------------------
                                                                      1996           1995
                                                                   -----------    -----------
Trust Corpus, beginning of period (note 3).......................  $ 5,851,902    $ 7,030,462
Cash earnings....................................................    8,843,033      2,477,671
Cash distributions...............................................   (8,855,472)    (2,497,401)
Amortization of royalty interest (note 3)........................   (1,038,000)      (376,000)
                                                                    ----------     ----------
Trust Corpus, end of period......................................  $ 4,801,463    $ 6,634,732
                                                                    ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1996

applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 1996, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 1996, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1996

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of June 30, 1996 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of June 30, 1996, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 1996 and 1995 and changes in Trust corpus for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

New Orleans, Louisiana
August 9, 1996

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

     The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2,400,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from the Jay Field, Fort Worth Basin and Offshore Louisiana properties at present and that it intends to continue monitoring its estimates of relevant factors in order to continually evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 1996 and 1995 (the 1996 and 1995 "Second Quarter" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 1996 and 1995, respectively, and the periods October 1995 through March 1996 and October 1994 through March 1995 (the 1996 and 1995 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1996 and 1995 Second Quarters amounted to $5,338,268 ($.2811 per Unit) and $1,363,592 ($.0718 per Unit),
respectively. During these periods, the Trust received cash of $5,444,246 and $1,528,171, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1996 and 1995 Second Quarters were as follows:

                                                                    1996         1995
                                                                   ------       ------
        April...................................................   $.0953       $.0172
        May.....................................................    .0869        .0233
        June....................................................    .0989        .0313
                                                                   ------       ------
                                                                   $.2811       $.0718
                                                                   ======       ======

     Distributions to Unit holders for the First Half of 1996 and 1995 amounted to $8,855,472 ($.4663 per Unit) and $2,497,401 ($.1315 per Unit), respectively.
During these periods, the Trust received cash of $9,137,988 and $2,836,261, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1996:

                              SECOND QUARTER 1996

                                                SOUTH PASS      OFFSHORE     FORT WORTH
                                  JAY FIELD         89         LOUISIANA       BASIN          TOTAL
                                 -----------    -----------    ----------    ----------    -----------
Revenues:
  Liquids......................  $ 5,846,194    $ 1,790,659    $  493,047     $      0     $ 8,129,900
  Natural Gas..................      790,325      3,768,611     1,859,678       33,569       6,452,183
                                 -----------     ----------    ----------      -------     -----------
                                   6,636,519      5,559,270     2,352,725       33,569      14,582,083
Production costs and
  expenses.....................   (3,431,982)      (554,225)     (402,160)     (25,384)     (4,413,751)
Capital expenditures...........   (1,156,028)       (44,954)      147,687            0      (1,053,295)
                                 -----------     ----------    ----------      -------     -----------
Net Proceeds...................  $ 2,048,509    $ 4,960,091    $2,098,252     $  8,185     $ 9,115,037
                                 ===========     ==========    ==========      =======     ===========
Overriding Royalties paid to
  the Trust(1).................  $ 1,024,254    $ 2,480,328    $1,888,427     $      0     $ 5,393,009
                                 ===========     ==========    ==========      =======
Fee Lands Royalties....................................................................         56,187
                                                                                           -----------
                                                                                             5,449,196
Partnership expenses...................................................................         (4,950)
                                                                                           -----------
Net payments to the Trust..............................................................    $ 5,444,246
                                                                                           ===========

                                FIRST HALF 1996

                                                 SOUTH PASS     OFFSHORE     FORT WORTH
                                   JAY FIELD         89        LOUISIANA       BASIN          TOTAL
                                  -----------    ----------    ----------    ----------    -----------
Revenues:
  Liquids.......................  $11,172,911    $3,842,449    $  990,521     $      0     $16,005,881
  Natural Gas...................    1,223,322     6,072,182     3,052,869       47,300      10,395,673
                                  -----------    ----------    ----------    ----------    -----------
                                   12,396,233     9,914,631     4,043,390       47,300      26,401,554
Production costs and expenses...   (6,813,707)     (869,304)     (834,597)     (46,405)     (8,564,013)
Capital expenditures............   (2,438,212)     (129,863)      131,023            0      (2,437,052)
                                  -----------    ----------    ----------    ----------    -----------
Net Proceeds....................  $ 3,144,314    $8,915,464    $3,339,816     $    895     $15,400,489
                                   ==========     =========     =========     ========      ==========
Overriding Royalties paid to the
  Trust(1)......................  $ 1,572,157    $4,457,732    $3,005,835     $      0     $ 9,035,724
                                   ==========     =========     =========     ========
Fee Lands Royalties....................................................................        107,214
                                                                                           -----------
                                                                                             9,142,938
Partnership expenses...................................................................         (4,950)
                                                                                           -----------
Net payments to the Trust..............................................................    $ 9,137,988
                                                                                            ==========

- ---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Fort Worth Basin approximately $12,000 of excess production costs were recoverable from future revenues as of June 30, 1996.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1995:

                              SECOND QUARTER 1995

                                                SOUTH PASS      OFFSHORE     FORT WORTH
                                  JAY FIELD         89         LOUISIANA       BASIN          TOTAL
                                 -----------    -----------    ----------    ----------    -----------
Revenues:
  Liquids......................  $ 5,601,317    $ 2,589,142    $  503,859     $      0     $ 8,694,318
  Natural Gas..................      451,837      1,829,557     1,074,076       10,850       3,366,320
  Special cost escrow(1).......            0              0        80,000            0          80,000
                                 -----------    -----------    ----------    ----------    -----------
                                   6,053,154      4,418,699     1,657,935       10,850      12,140,638
Production costs and
  expenses.....................   (2,733,894)      (381,844)     (426,613)     (24,047)     (3,566,398)
Capital expenditures...........   (1,992,344)    (2,415,108)       (8,135)           0      (4,415,587)
                                 -----------    -----------    ----------    ----------    -----------
Net Proceeds (Excess Production
  Costs).......................  $ 1,326,916    $ 1,621,747    $1,223,187     $(13,197)    $ 4,158,653
                                  ==========     ==========     =========     ========      ==========
Overriding Royalties paid to
  the Trust(2).................  $   663,458    $   810,874    $        0     $      0     $ 1,474,332
                                  ==========     ==========     =========     ========
Fee Lands Royalties....................................................................         53,839
                                                                                           -----------
Royalties paid to the Trust............................................................    $ 1,528,171
                                                                                            ==========

                                FIRST HALF 1995

                                               SOUTH PASS      OFFSHORE      FORT WORTH
                                 JAY FIELD         89          LOUISIANA       BASIN          TOTAL
                                -----------    -----------    -----------    ----------    -----------
Revenues:
  Liquids.....................  $11,511,880    $ 5,092,463    $   995,035     $      0     $17,599,378
  Natural Gas.................      559,137      3,428,427      1,723,884       28,813       5,740,261
  Special cost escrow(1)......            0              0         80,000            0          80,000
                                -----------    -----------    -----------    ----------    -----------
                                 12,071,017      8,520,890      2,798,919       28,813      23,419,639
Production costs and
  expenses....................   (5,425,434)      (813,437)    (1,042,435)     (48,430)     (7,329,736)
Capital expenditures..........   (3,872,737)    (4,834,538)    (1,126,256)           0      (9,833,531)
                                -----------    -----------    -----------    ----------    -----------
Net Proceeds (Excess
  Production Costs)...........  $ 2,772,846    $ 2,872,915    $   630,228     $(19,617)    $ 6,256,372
                                 ==========     ==========     ==========     ========      ==========
Overriding Royalties paid to
  the Trust(2)................  $ 1,386,423    $ 1,329,812    $         0     $      0     $ 2,716,235
                                 ==========     ==========     ==========     ========
Fee Lands Royalties....................................................................        120,026
                                                                                           -----------
Royalties paid to the Trust............................................................    $ 2,836,261
                                                                                            ==========

                                                   (Footnotes on following page)

- ---------------

(1) From the August 1991 distribution through the August 1992 distribution the Working Interest Owner escrowed amounts from Offshore Louisiana in connection with anticipated dismantlement costs. Based on most recent estimates of abandonment costs, the escrowed amount has been reduced by $80,000 in the second quarter. As of June 30, 1995 approximately $2.4 million had been escrowed for future dismantlement costs.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana and Fort Worth Basin, approximately $837,000 and $23,000, respectively, of excess production costs were recoverable from future revenues as of June 30, 1995.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1996 and 1995:

                                                 SECOND QUARTER                  FIRST HALF
                                           --------------------------    --------------------------
                                              1996           1995           1996           1995
                                           -----------    -----------    -----------    -----------
Net Proceeds:
  Revenues..............................   $14,582,083    $12,140,638    $26,401,554    $23,419,639
  Production costs and expenses.........    (4,413,751)    (3,566,398)    (8,564,013)    (7,329,736)
  Capital expenditures..................    (1,053,295)    (4,415,587)    (2,437,052)    (9,833,531)
                                           -----------    -----------    -----------    -----------
  Net Proceeds..........................   $ 9,115,037    $ 4,158,653    $15,400,489    $ 6,256,372
                                           ===========    ===========    ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties..................   $ 5,393,009    $ 1,474,332    $ 9,035,724    $ 2,716,235
  Fee Lands Royalties...................        56,187         53,839        107,214        120,026
                                           -----------    -----------    -----------    -----------
                                             5,449,196      1,528,171      9,142,938      2,836,261
Partnership expenses....................        (4,950)             0         (4,950)             0
                                           -----------    -----------    -----------    -----------
  Net payments to the Trust.............   $ 5,444,246    $ 1,528,171    $ 9,137,988    $ 2,836,261
                                           ===========    ===========    ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties increased 20% and 13% in the 1996 Three-Month Operating Period and the 1996 Six-Month Operating Period, respectively, primarily due to higher crude oil and natural gas prices. The 1996 Six-Month Operating Period also benefitted from higher natural gas production as wells which had been shut-in for maintenance activity at Jay Field and voluntary curtailments at South Pass 89 in the 1995 operating periods were returned to production. Partially offsetting the favorable effects of higher prices and natural gas production were natural declines at mature producing properties during both 1996 Operating Periods.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Productive Properties received by the Working Interest Owner in the 1996 Three-Month Operating Period were $18.66, $12.65 and $3.24, respectively. In the comparable 1995 period average crude oil, natural gas liquids and natural gas prices were $17.26, $10.51 and $1.57, respectively. In the 1996 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $17.88, $9.08 and $2.59, respectively. In the 1995 Six-Month

Operating Period average crude oil, natural gas liquids and natural gas prices were $16.88, $10.85 and $1.53, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 24% and 17% in the 1996 Three-Month Operating Period and the 1996 Six-Month Operating Period, respectively, primarily due to higher operating expenses at Jay Field and South Pass 89. Higher workover costs at Jay Field also contributed to the 1996 Three-Month Operating Period increase. These increased costs were partially offset by lower workover costs at South Pass 89 during both 1996 operating periods and lower repair and maintenance charges at Jay Field and Offshore Louisiana during the 1996 Six-Month Operating Period.

     Capital expenditures decreased 76% and 75% in the 1996 Three-Month Operating Period and the 1996 Six-Month Operating Period, respectively, due to decreased drilling activity at South Pass 89 and Offshore Louisiana, lower facilities expenditures at Jay Field, South Pass 89 and Offshore Louisiana, lower expenditures for nitrogen injectant at Jay Field and the allocation in the Prior Year's Six-Month Operating Period of additional costs for the South Pass 86 Platform.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 119,252 barrels for the 1996 Three-Month Operating Period and 72,455 barrels for the 1995 Three-Month Operating Period. Imputed natural gas production was 1,020,634 thousand cubic feet and 204,988 thousand cubic feet for the respective periods.

     During the first half of 1996, one well was drilled at Offshore Louisiana and subsequently completed in July as a gas well. No drilling activities occurred on the Fee Lands.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At June 30, 1996, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 5,904 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: TEXAS COMMERCE BANK NATIONAL
                                              ASSOCIATION,
                                              Trustee

                                             By:      /s/  PETE FOSTER
                                              ----------------------------------
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                             Officer

Date: August 9, 1996

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                              INDEX TO EXHIBITS


      27  --  Financial Data Schedule