Form 10-Q
period 1996-09-30
LL&E ROYALTY TRUST
filed 1996-11-14
CIK 721765

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

For the quarterly period ended September 30, 1996.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No  ______

     At November 8, 1996, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        -----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information...........................................      2
     Statements of Cash Earnings and Distributions...................................      3
     Statements of Assets, Liabilities and Trust Corpus..............................      3
     Statements of Changes in Trust Corpus...........................................      3
     Notes to Financial Statements...................................................      4
     Independent Auditors' Review Report.............................................      8
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations......................................................................      9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K...........................................     14
Signature............................................................................     15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The cash earnings and distributions for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year 1996.

     The September 30, 1996 and 1995 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                              ----------------------    -----------------------
                                                1996         1995          1996         1995
                                              ---------    ---------    ----------    ---------
Royalty revenues............................  $4,213,238   $2,506,639   $13,351,226   $5,342,900
Trust administrative expenses...............   (119,312)     (90,961)     (414,267)    (449,551)
                                              ----------   ----------   -----------   ----------
Cash earnings...............................  4,093,926    2,415,678    12,936,959    4,893,349
Changes in undistributed cash...............    (16,485)     (17,073)       (4,046)       2,657
                                              ----------   ----------   -----------   ----------
Cash distributions..........................  $4,077,441   $2,398,605   $12,932,913   $4,896,006
                                              ==========   ==========   ===========   ==========
Cash distributions per Unit.................  $   .2147    $   .1263    $    .6810    $   .2578
                                              ==========   ==========   ===========   ==========
Units outstanding...........................  18,991,304   18,991,304   18,991,304    18,991,304
                                              ==========   ==========   ===========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                   DECEMBER
                                                                                      31,
                                                                                     1995
                                                                   SEPTEMBER      -----------
                                                                      30,
                                                                     1996
                                                                  -----------
                                                                  (UNAUDITED)
                             ASSETS
Cash............................................................  $    18,948     $    14,902
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2, 3
  and 5)........................................................   83,490,000      83,490,000
Less accumulated amortization (note 3)..........................  (79,136,000)    (77,653,000)
                                                                  -----------     -----------
          Total assets..........................................  $ 4,372,948     $ 5,851,902
                                                                  ===========     ===========
                  LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding)...........................  $ 4,372,948     $ 5,851,902
Contingencies (note 4)
                                                                  -----------     -----------
          Total liabilities and trust corpus....................  $ 4,372,948     $ 5,851,902
                                                                  ===========     ===========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   --------------------------
                                                                      1996            1995
                                                                   -----------     ----------
Trust Corpus, beginning of period (note 3).......................  $ 5,851,902     $7,030,462
Cash earnings....................................................   12,936,959      4,893,349
Cash distributions...............................................  (12,932,913)    (4,896,006)
Amortization of royalty interest (note 3)........................   (1,483,000)      (754,000)
                                                                   ------------    -----------
Trust Corpus, end of period......................................  $ 4,372,948     $6,273,805
                                                                   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling,

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1996

completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 1996, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 1996, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               SEPTEMBER 30, 1996

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of September 30, 1996 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1996

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 1996, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 1996 and 1995 and changes in Trust corpus for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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

New Orleans, Louisiana
October 18, 1996

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 1996 and 1995 (the 1996 and 1995 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 1996 and 1995, respectively, and the periods October 1995 through June 1996 and October 1994 through June 1995 (the 1996 and 1995 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1996 and 1995 Third Quarters amounted to $4,077,441 ($.2147 per Unit) and $2,398,605 ($.1263 per Unit), respectively.
During these periods, the Trust received cash of $4,213,238 and $2,506,639, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1996 and 1995 Third Quarters were as follows:

                                                                    1996         1995
                                                                   ------       ------
        July                                                       $.0920       $.0375
        August                                                      .0731        .0362
        September                                                   .0496        .0526
                                                                   ------       ------
                                                                   $.2147       $.1263
                                                                   ======       ======

     Distributions to Unit holders for the First Nine Months of 1996 and 1995 amounted to $12,932,913 ($.6810 per Unit) and $4,896,006 ($.2578 per Unit),
respectively. During these periods, the Trust received cash of $13,351,226 and $5,342,900, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1996:

                               THIRD QUARTER 1996

                                                                                FORT
                                                    SOUTH        OFFSHORE      WORTH
                                    JAY FIELD      PASS 89      LOUISIANA      BASIN         TOTAL
                                   -----------    ----------    ----------    --------    -----------
Revenues:
  Liquids.......................   $ 7,302,308    $1,548,301    $  369,388    $      0    $ 9,219,997
  Natural Gas...................       629,911     2,657,137     1,343,011      24,593      4,654,652
                                   -----------    ----------    ----------    --------    -----------
                                     7,932,219     4,205,438     1,712,399      24,593     13,874,649
Production costs and expenses...    (3,487,280)     (376,858)     (409,924)    (22,776)    (4,296,838)
Capital expenditures............    (1,314,992)     (127,215)     (493,005)          0     (1,935,212)
                                   -----------    ----------    ----------    --------    -----------
Net Proceeds....................   $ 3,129,947    $3,701,365    $  809,470    $  1,817    $ 7,642,599
                                   ===========    ==========    ==========    ========    ===========
Overriding Royalties paid to the
  Trust(1)......................   $ 1,564,974    $1,850,683    $  728,522    $      0    $ 4,144,179
                                   ===========    ==========    ==========    ========
Fee Lands Royalties...................................................................         69,059
                                                                                          -----------
Royalties paid to the Trust...........................................................    $ 4,213,238
                                                                                          ===========

                             FIRST NINE MONTHS 1996

                                                                              FORT
                                                 SOUTH        OFFSHORE       WORTH
                               JAY FIELD        PASS 89       LOUISIANA      BASIN         TOTAL
                              ------------    -----------    -----------    --------    ------------
Revenues:
  Liquids.................... $ 18,475,219    $ 5,390,750    $ 1,359,909    $      0    $ 25,225,878
  Natural Gas................    1,853,233      8,729,319      4,395,880      71,893      15,050,325
                              ------------    -----------    -----------    --------    ------------
                                20,328,452     14,120,069      5,755,789      71,893      40,276,203
Production costs and expenses...  (10,300,987)  (1,246,162)   (1,244,521)    (69,181)    (12,860,851)
Capital expenditures.........   (3,753,204)      (257,078)      (361,982)          0      (4,372,264)
                              ------------    -----------    -----------    --------    ------------
Net Proceeds................. $  6,274,261    $12,616,829    $ 4,149,286    $  2,712    $ 23,043,088
                              ============    ===========    ===========    ========    ============
Overriding Royalties paid to
  the Trust(1)............... $  3,137,131    $ 6,308,415    $ 3,734,357    $      0    $ 13,179,903
                              ============    ===========    ===========    ========
Fee Lands Royalties.................................................................         176,273
                                                                                        ------------
                                                                                          13,356,176
Partnership expenses................................................................          (4,950)
                                                                                        ------------
Net payments to the Trust...........................................................    $ 13,351,226
                                                                                        ============

------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period, the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Fort Worth Basin approximately $10,000 of excess production costs were recoverable from future revenues as of September 30, 1996.

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

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1996 and 1995:

                                               THIRD QUARTER                FIRST NINE MONTHS
                                         --------------------------    ----------------------------
                                            1996           1995            1996            1995
                                         -----------    -----------    ------------    ------------
Net Proceeds:
  Revenues.............................. $13,874,649    $12,194,235    $ 40,276,203    $ 35,613,874
  Production costs and expenses.........  (4,296,838)    (3,404,364)    (12,860,851)    (10,734,100)
  Capital expenditures..................  (1,935,212)    (3,645,826)     (4,372,264)    (13,479,357)
                                         -----------    -----------    ------------    ------------
  Net Proceeds.......................... $ 7,642,599    $ 5,144,045    $ 23,043,088    $ 11,400,417
                                          ==========     ==========     ===========     ===========
Royalties paid to the Trust:
  Overriding Royalties.................. $ 4,144,179    $ 2,448,621    $ 13,179,903    $  5,164,856
  Fee Lands Royalties...................      69,059         58,018         176,273         178,044
                                         -----------    -----------    ------------    ------------
                                           4,213,238      2,506,639      13,356,176       5,342,900
  Partnership expenses..................           0              0          (4,950)              0
                                         -----------    -----------    ------------    ------------
  Royalties paid to the Trust........... $ 4,213,238    $ 2,506,639    $ 13,351,226    $  5,342,900
                                          ==========     ==========     ===========     ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties increased 14% and 13% in the 1996 Three-Month Operating Period and the 1996 Nine-Month Operating Period, respectively, primarily due to higher crude oil, natural gas liquids and natural gas prices. Lower volumes due to maintenance activity and natural declines at mature producing properties partially offset the favorable effect of higher prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner for production in the 1996 Three-Month Operating Period were $20.72, $11.14, and $2.70, respectively. In the comparable 1995 Three-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $18.29, $5.60 and $1.58, respectively. In the 1996 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $18.84, $9.68 and $2.62, respectively. In the 1995 Nine-Month

Operating Period average crude oil, natural gas liquids and natural gas prices were $17.33, $8.20 and $1.56, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the 1996 Three-Month Operating Period and 1996 Nine-Month Operating Period increased 26% and 20%, respectively. In both operating periods the increases were primarily due to higher operating expenses at Jay Field and South Pass 89. Lower workover costs at South Pass 89 and lower repair and maintenance charges at Jay Field and Offshore Louisiana partially offset the increased costs.

     Capital expenditures decreased 47% and 68% in the 1996 Three-Month Operating Period and 1996 Nine-Month Operating Period, respectively. These decreases resulted primarily from lower drilling costs at South Pass 89, lower facilities expenditures at Jay Field, South Pass 89 and Offshore Louisiana, lower nitrogen injectant expenditures at Jay Field and the allocation in the Prior Year's Nine-Month Operating Period of additional costs for the South Pass 86 Platform.

     During the First Nine Months of 1996, one gas well was completed and a second well spudded at Offshore Louisiana. No drilling activities occurred on the Fee lands.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 121,884 barrels for the 1996 Three-Month Operating Period and 126,992 barrels for the 1995 Three-Month Operating Period. Imputed natural gas production was 681,251 thousand cubic feet and 403,688 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At September 30, 1996, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 5,431 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: TEXAS COMMERCE BANK NATIONAL
                                              ASSOCIATION,
                                                Trustee

                                            By:       /s/  PETE FOSTER
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                            Officer

Date: November 8, 1996

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                            EXHIBIT  INDEX

    Exhibit
      No.                 Description
    -------               -----------
      27                  Financial Data Schedule