Form 10-K405
period 1996-12-31
LL&E ROYALTY TRUST
filed 1997-03-26
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   NO    .
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
            ---

     As of March 20, 1997, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $93,000,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                           PART I
ITEM  1 -- Business.........................................      1
     Introduction...........................................      1
     Terms and Operation of the Trust.......................      2
          Creation and Operation of the Trust...............      2
          Terms of the Conveyances..........................      2
          The Partnership...................................      4
          Receipts and Payments.............................      4
          Liabilities and Contingency Reserves..............      4
          Duration and Termination of the Trust.............      5
     The Royalties..........................................      5
          Overriding Royalties..............................      5
          Fee Lands Royalties...............................      7
          Analysis of the Working Interest Owner's
         Calculation of the Royalties.......................      8
     The Units..............................................      9
          Distributions and Income Computations.............      9
          Transfer of Units.................................      9
          Periodic Reports..................................      9
          Possible Requirement that Units be Divested.......     10
          Liability of Unit Holders.........................     10
          Voting by Unit Holders............................     11
          Certain State Law Considerations..................     11
     The Properties.........................................     12
          General...........................................     12
          Description of Productive Properties..............     13
          Description of the Fee Lands......................     14
     Oil and Gas Sales from the Productive Properties.......     15
          Oil and Liquids Sales.............................     15
          Gas Sales.........................................     15
     Exploration and Development Activities.................     16
          Productive Properties.............................     16
          Fee Lands.........................................     16
     Estimates of Petroleum Engineers.......................     17
          September 30, 1996 Estimates......................     17
          Certain Factors Affecting Estimates...............     17
     Industry Conditions and Regulation.....................     25
          Industry Conditions...............................     25
          Regulation -- General.............................     25
          Natural Gas Regulation............................     25
     Tax Considerations to Owners of Units..................     26
          Federal Income Tax Considerations.................     26
          IDC Recapture Income to the Company on
         Distribution.......................................     34
          Backup Withholding................................     34
          Information Return Filing Requirements............     34
          State Tax Considerations..........................     35
          Severance Taxes...................................     37
          Ad Valorem Taxes..................................     37
ITEM  2 -- Properties.......................................     37
ITEM  3 -- Legal Proceedings................................     37

ITEM  4 -- Submission of Matters to a Vote of Unit Holders...................................................         37
                                                   PART II
ITEM  5 -- Market for the Registrant's Units and Related Unit Holder Matters.................................         38
ITEM  6 -- Selected Financial Data...........................................................................         38
ITEM  7 -- Management's Discussion and Analysis of Financial Condition and Results
              of Operation...................................................................................         38
ITEM  8 -- Financial Statements and Supplementary Data.......................................................         40
ITEM  9 -- Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................................................         46

                                                  PART III
ITEM 10 -- Directors and Executive Officers of the Registrant................................................         46
ITEM 11 -- Executive Compensation............................................................................         46
ITEM 12 -- Unit Ownership of Certain Beneficial Owners and Management........................................         46
ITEM 13 -- Certain Relationships and Related Transactions....................................................         46

                                                   PART IV
ITEM 14 -- Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................         47
SIGNATURE....................................................................................................         48

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Working Interest Owner strategies, plans and objectives, are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Working Interest Owner has advised the Trust that it believes that its forward looking statements are based on reasonable assumptions, it cautions that such statements are subject to a wide range of risks and uncertainties incident to the exploration for, development and marketing of oil and gas, and it can give no assurance that its estimates and expectations will be realized. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand, and commodity prices for petroleum natural resources; the timing and extent of the Working Interest Owner's success in developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets. Other risk factors are discussed elsewhere in this Form 10-K, including those risk factors described under the heading "Duration and Termination of the Trust."

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $2.4 million of proceeds from the Offshore Louisiana property to provide for the estimated costs of dismantling platforms on such property. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on September 30, 1996 reserve report included in this Annual Report, the Working Interest Owner is permitted to place funds in escrow from the Offshore Louisiana property. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", "Offshore Louisiana" and "Fort Worth Basin". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to Texas Commerce's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property;
(e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total abandonment costs are $9.7 million for Jay Field, $1.7 million for South Pass 89 and $2.2 million for Offshore Louisiana. The Working Interest Owner has escrowed $2.4 million from Offshore Louisiana proceeds to pay the anticipated costs of abandonment at Offshore Louisiana. No such amount has been escrowed with respect to Jay Field and South Pass 89.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 35,000 gross acres in south Louisiana, only approximately 5,514 of which were leased at December 31, 1996. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 1996 (applicable to production from July 1996 through September 1996) and (ii) the year ended December 31, 1996 (applicable to production from October 1995 through September 1996):

                        QUARTER ENDED DECEMBER 31, 1996

                                                SOUTH        OFFSHORE     FORT WORTH
                               JAY FIELD       PASS 89      LOUISIANA       BASIN         TOTAL
                              ------------   -----------   ------------   ----------   -----------
Revenues:
  Liquids...................  $  6,968,731   $ 1,564,181   $    482,706    $      0    $ 9,015,618
  Natural gas...............       685,835     2,144,851      1,171,162      19,185      4,021,033
                              ------------   -----------   ------------    --------    -----------
                                 7,654,566     3,709,032      1,653,868      19,185     13,036,651
Production costs and
  expenses..................    (3,141,359)     (307,465)      (359,171)    (23,264)    (3,831,259)
Capital expenditures........    (2,090,494)       30,137     (1,351,775)          0     (3,412,132)
                              ------------   -----------   ------------    --------    -----------
Net Proceeds (Excess Produc-
  tion Costs)(1)............  $  2,422,713   $ 3,431,704   $    (57,078)   $ (4,079)   $ 5,793,260
                              ============   ===========   ============    ========    ===========
Overriding royalties payable
  to the Trust(1)...........  $  1,211,356   $ 1,715,851   $          0    $      0    $ 2,927,207
                              ============   ===========   ============    ========
Fee Lands Royalties.................................................................        57,172
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 2,984,379
                                                                                       ===========

                          YEAR ENDED DECEMBER 31, 1996

                                               SOUTH       OFFSHORE     FORT WORTH
                               JAY FIELD      PASS 89      LOUISIANA      BASIN         TOTAL
                              -----------   -----------   -----------   ----------   -----------
Revenues:
  Liquids...................  $25,443,950   $ 6,954,931   $ 1,842,615    $      0    $34,241,496
  Natural gas...............    2,539,068    10,874,170     5,567,042      91,078     19,071,358
                              -----------   -----------   -----------    --------    -----------
                               27,983,018    17,829,101     7,409,657      91,078     53,312,854
Production costs and
  expenses..................  (13,442,346)   (1,553,627)   (1,603,692)    (92,445)   (16,692,110)
Capital expenditures........   (5,843,698)     (226,941)   (1,713,757)          0     (7,784,396)
                              -----------   -----------   -----------    --------    -----------
Net Proceeds (Excess
  Production Costs)(1)......  $ 8,696,974   $16,048,533   $ 4,092,208    $ (1,367)   $28,836,348
                              ===========   ===========   ===========    ========    ===========
Overriding royalties payable
  to the Trust(1)...........  $ 4,348,487   $ 8,024,266   $ 3,734,357    $      0    $16,107,110
                              ===========   ===========   ===========    ========
Fee Lands Royalties..............................................................        233,445
                                                                                     -----------
                                                                                      16,340,555
Partnership expenses.............................................................         (4,950)
                                                                                     -----------
Net payments to the Trust........................................................    $16,335,605
                                                                                     ===========

------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in net proceeds. At Offshore Louisiana and Fort Worth Basin, approximately $57,000 and $14,000, respectively, of excess production costs were recoverable from future revenues as of December 31, 1996.

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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 1997. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Accounting for Income and Deductions".

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

                                 THE PROPERTIES

GENERAL

     The Trustee has no responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of, operations on, and sales from the Productive Properties and Fee Lands and certain other matters has been furnished to the Trustee by the Working Interest Owner. The Working Interest Owner is the operator of most of the properties in the Fort Worth Basin, but it is not the operator of the Jay Field, South Pass 89 or Offshore Louisiana Properties. On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date.

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 1996, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases have been grouped into four groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 1996.

                                                                                 PRODUCTIVE WELLS(1)
        PRODUCTIVE                                                         --------------------------------
     PROPERTY AND YEAR                                 ACRES                    OIL                GAS
         IN WHICH                               --------------------       -------------      -------------
   PRODUCTION COMMENCED          LOCATION        GROSS         NET         GROSS    NET       GROSS    NET
   --------------------          --------       -------       ------       -----    ----      -----    ----
Jay Field (1970)(2)........  Onshore            184,472(3)    62,386(3)       65    21.9        --       --
                             Alabama
                             and Florida
South Pass 89 (1982).......  Offshore             5,000        1,250          14     3.5         3       .8
                             Louisiana
Offshore Louisiana
  (1968)(4)................  Offshore            26,563        5,646          11(5)  1.4        19(5)   3.8
                             Louisiana
Fort Worth Basin
  (1977)(6)................  Onshore
                             Texas                  889          542          --      --         4      3.3
                                                -------       ------         ---    ----       ---     ----
                                                216,924       69,824          90    26.8        26      7.9
                                                =======       ======         ===    ====       ===     ====

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

     South Marsh Island 76, South Addition ownership excludes an 8.33% working interest owned by the Company that is not burdened by the Overriding Royalties. Vermilion 331, South Addition ownership
                                         (Footnotes continued on following page)
     excludes a 12.5% working interest owned by a subsidiary of the Company that is not burdened by the Overriding Royalties. The Working Interest Owner is currently evaluating alternatives, including disposal, with respect to Vermilion 267, which is currently operating at a cash deficit.

(5) Gross wells at Offshore Louisiana include five dual completion oil wells. A well with multiple completions is counted as one well.

(6) Includes interests in approximately 9 leases in three different fields in Erath and Parker Counties, Texas. The Working Interest Owner operates 3 of the 4 gross wells. The Working Interest Owner also owns various overriding royalty interests which are not considered significant but are included in the Fort Worth Basin Productive Property. On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000.

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

Subsequent to the June 1993 termination, the Fee Lands consist of approximately 35,000 gross acres, approximately 5,514 acres of which were under lease as of December 31, 1996.

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

     Prior to the July 1996 sale of the Working Interest Owner's Mobile, Alabama refinery, substantially all of the crude oil from the Jay Field was used as feedstock for said refinery. The Working Interest Owner treats, for internal and landowners' royalty purposes, Jay Field crude as sold at the wellhead at the Exxon posted field price. This treatment is also utilized for purposes of computing Net Proceeds. Propane and mixed butanes are sold at the tailgate of the Jay Field processing plant to unaffiliated third parties under three annual contracts, which are subject to renegotiation as they expire. Field grade natural gasoline was also sold to the Working Interest Owner's refining affiliate on a crude oil related pricing basis.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1994, 1995 and 1996:

                                                                          NET WELLS
                                                               --------------------------------
        1994                                                      OIL         GAS         DRY
        ----                                                   --------    --------    --------
     Exploratory............................................      --         0.7          --
     Development............................................     0.3         0.3          --

        1995
        ----
     Exploratory............................................      --         0.3          --
     Development............................................      --          --          --

        1996
        ----
     Exploratory............................................      --         0.4          --
     Development............................................      --          --          --

     At December 31, 1996, the drilling of one well at Offshore Louisiana was in progress on the Productive Properties. The Working Interest Owner did not participate in four wells at South Pass 89 and Offshore Louisiana during 1996, two of which were drilling at December 31, 1996.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 1996:

  Jay Field

     Capital expenditures totaled approximately $6.5 million in 1996 primarily for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $.6 million were incurred in 1996 primarily for the recompletion of a well.

  Offshore Louisiana

     Capital expenditures of approximately $3.0 million were incurred in 1996 primarily for the drilling of two successful gas wells.

  Fort Worth Basin

     The Working Interest Owner has sold all interests in the Fort Worth Basin properties effective October 1, 1996, and the Trust's interests in such properties terminated on that date.

FEE LANDS

     Approximately 5,514 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 1996. There were no wells drilled on the Fee Lands in 1996.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 1996 ESTIMATES

     Estimates of the Properties' proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 1996 have been made by Gruy Engineering Corporation ("Gruy"). Based on such estimates, Gruy has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 1996. A copy of Gruy's letter, dated February 20, 1997, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 1996; the present value was based on a discount factor of 10% per year.

     According to the Gruy letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 1996 were approximately $104 million, and the present value of such future net revenues was approximately $57 million. (The estimates as of September 30, 1995, were $53 million and $33 million, respectively, before giving effect to approximately $16 million in distributions during 1996.)

     The estimates of future net revenues as of September 30, 1996 reflect a 182% increase in future net revenues, and a 193% increase in the present value of future net revenues from those estimated by Gruy as of September 30, 1995, after adjusting those 1995 estimates to give effect to distributions of approximately $16 million which were made with respect to the twelve-month production period ended September 30, 1996. The Working Interest Owner has advised the Trustee that the increases resulted primarily from higher estimates of proved reserves and prices as compared with September 30, 1995 estimates. The increase in 1996 estimated future net revenues from the 1995 estimates (after giving effect to 1996 distributions) was attributable to Jay Field, South Pass 89 and Offshore Louisiana, where those estimates increased by approximately $57 million, $6 million and $4 million, respectively.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Gruy's letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $.6 million for the twelve months ending September 30, 1997. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Gruy has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Gruy estimated that as of September 30, 1996, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $17 million for the period from October 1, 1996 through December 31, 1999. The Trustee has been informed by the Working Interest Owner that its present budget is actually approximately $22 million with respect to its capital expenditures on the Productive Properties during such period. The amounts budgeted by the Working Interest Owner are based on development of the proved reserves and on the other projects designed to find and develop reserves that are unproved and hence not included in the Gruy report. Due to various factors the Working Interest Owner may spend more or less than the amounts budgeted. In addition, this level of spending is contingent upon its ability to contract for drilling rigs and secure drilling permits, its analysis of additional geological and geophysical data and other factors beyond the Working Interest Owner's control. If the full $22 million budget is spent, the estimated net revenues to the Trust for the production period from October 1, 1996 through December 31, 1999 could be reduced by approximately $3 million. No assurance can be given that the level of capital expenditures budgeted by the Working Interest Owner will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                                      GRUY
                            ENGINEERING CORPORATION
                            ------------------------
                              Petroleum Consultants



                               February 20, 1997


Texas Commerce Bank National Association, Trustee
LL&E Royalty Trust
600 Travis, Suite 1150
Houston, Texas 77002

                                                             LL&E Royalty Trust
                                                             00-96-5021
                                                             ------------------


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

        The estimated proved imputed reserves and future revenue, discounted at ten percent per year, compounded annually, net to the interests owned by the Trust as of September 30, 1996, are:



                          Net Proved Imputed Reserves(1)
                        ----------------------------------
                            Crude Oil,                            Discounted
                          Condensate and          Natural      Value of Estimated
                        Natural Gas Liquids         Gas         Net Revenues(4)
Reserve Category            (Mbbl)(2)            (Mmcf)(3)         (M$)(5)
----------------        -------------------      ---------    -------------------
Proved Developed               3,983              7,494(6)           55,250
Proved Undeveloped(7)             44                846               1,643
                               -----              -----              ------

Total Proved                   4,027              8,340              56,893

-------------
(1) The figures shown as "net proved imputed reserves" attributable to the Trust were calculated as prescribed in the Trust documents and should not be construed as actual quantities of oil and gas reserves.

(2)  Thousand barrels.

(3)  Million cubic feet.


             10235 W. Little York, Suite 445, Houston, Texas 77040
               Facsimile (713) 752-2620, Telephone (713) 750-0000

Texas Commerce Bank National Association, Trustee
February 20, 1997
Page 2

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

        The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                                   Estimated Net Revenues to the Trust(1)
                             -------------------------------------------------
    For Production           From Proved          From Proved       From Total
    During the 12             Developed           Undeveloped         Proved
    Months Ended               Reserves             Reserves         Reserves
    September 30                 (M$)                 (M$)             (M$)
    --------------           -----------          -----------       -----------
          1997                   11,906                  (649)          11,257
          1998                    9,238                   661            9,899
          1999                    7,632                   484            8,116
          2000                    6,673                   112            6,785
          2001                    5,532                 1,050            6,582
          2002                    5,196                   621            5,817
     Remainder                   55,471                   327           55,798
                              ---------            ----------        ---------
         Total                  101,648                 2,606          104,254


        The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 1997:

                                                     Last Year of
                                Estimated Net          Estimated
                                 Revenues to           Economic
                                  the Trust             Life of
          Property                  (M$)               Reserves
          --------              -------------         -----------
    Jay Field                         89,240                 2028
    South Pass 89                      6,962                 2003
    Offshore Louisiana                 6,854                 2003
    Fort Worth Basin                       0                 1996
    Fee Lands                          1,198                 2019
                                ------------
         Total                       104,254

----------
(1) Undiscounted. Ten percent discounted totals are shown above.


                          Gruy Engineering Corporation

Texas Commerce Bank National Association, Trustee
February 20, 1997
Page 3


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

                                                Percentage of
                                                Net Proceeds
                Working Interest               Attributable to
                    Property                 Overriding Royalties
               ------------------            --------------------

               Jay Field                              50
               South Pass 89                          50
               Offshore Louisiana                     90
               Fort Worth Basin                       90


The Overriding Royalties owned by the Trust are equivalent to net profits interest of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges and expenses incurred by the Company in production, development and dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes;
(c) all operating charges directly associated with the Working Interest Properties, (d) applicable charges for certain overhead expenses, and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. With respect to South Pass 89 and Offshore Louisiana, certain costs of dismantlement of platforms after abandonment are not to be deducted until estimated cumulative payments to the Trust from those properties have exceeded $54.9 million and $52.5 million, respectively, as specified in the Trust documents. According to the Company, the cumulative disbursements attributable to production exceeded $54.9 million in February 1990 from South Pass 89 and exceeded $52.5 million from Offshore Louisiana in May 1987. Therefore dismantlement costs for South Pass 89 and for Offshore Louisiana are included starting September 30, 1996. The total future dismantlement costs to the Company's working interest included in the calculation of Net Proceeds are $1.720 million for South Pass 89 and $2.248 million for Offshore Louisiana. Total dismantlement costs to the Company's working interest escrowed to September 30, 1996 are zero for South Pass 89 and $2.426 million for Offshore Louisiana.

                Excess production costs will result to the Company's working interest in the event that the costs, charges and expenses attributable to a Working Interest Property exceed the revenues received form the sale of oil, gas and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of December 31, 1996, Excess Production Costs to the Company's working interest are approximately $0.057 million for the Offshore Louisiana properties and $0.014 million for the Fort Worth Basin properties. Recovery of these costs from the Fort Worth Basin properties is not included in the calculation of net proceeds attributable to the Trust.




                          Gruy Engineering Corporation

Texas Commerce Bank National Association, Trustee
February 20, 1997
Page 4


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

        The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices for oil and gas being received by the Company in September 1996 to estimated future production of oil and gas reserves over te economic life of the reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties except the Fort Worth Basin.

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

        The imputed estimated proved reserves attributable to the Trust were calculated for each property by multiplying the net proved reserves of the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company from each of the properties prior to consideration of the Trust, as follows:


                             Estimated future
Imputed proved reserves     net revenues to the      Estimated net proved
to the Trust (expressed  =         Trust         x  reserves of the Company
  in barrels or Mcf)        -------------------        (barrels or Mcf)
                              Estimated future
                               gross revenues
                              to the Company(1)

(1) Prior to subtraction of all costs (including Jay field fuel and severance taxes) and the portion attributable to the Trust.




                          GRUY ENGINEERING CORPORATION

Texas Commerce Bank National Association, Trustee
February 20, 1997
Page 5

        As the imputed estimated reserves of the Trust are calculated using estimated future revenues, changes in the assumptions on which the revenue estimates are based would result in changes in the Trust's imputed reserves. Imputed reserves should not be construed as actual quantities of estimated oil and gas reserves.

        It should be noted that there can be no assurance that the quantities of oil and gas classified herein as "proved reserves" will ultimately be recovered. Reserve estimates are based on many judgmental factors, and the accuracy of reserve estimates depends on the quantity and quality of geological data, production performance and reservoir engineering data, as well as the skill and judgment used by the geologist or petroleum engineer in interpreting such data. The reserve estimates presented in this report should be viewed with the understanding that reservoir performance subsequent to the data of the estimates may justify their revision and that, as a general rule, early reserve estimates based upon volumetric analyses only are generally less reliable than those based on lengthy production performance.

        The extent and character of ownership, reversions, product prices, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. The production data available to us were generally through the month of August, 1996. Interim production to September 30, 1996, has been estimated. No field inspections or well tests were conducted by Gruy Engineering Corporation personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

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


                                        Yours very truly,



                                        GRUY ENGINEERING CORPORATION


By: /s/   KEVIN E. GANGHUFF
   -------------------------------
      Kevin E. Ganghuff, P.E.

                          Gruy Engineering Corporation

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

     Cost depletion for each productive property is calculated by (i) dividing the dollars derived from the sale of oil or gas attributable to such productive property that was actually produced during the taxable year by the sum of this amount plus the total dollars estimated to be derived in the future from the sale of the total units of production (barrels of oil and thousand cubic feet ("Mcf") of gas) attributable to the productive property held by the Trust expected to be recoverable therefrom and (ii) multiplying the result in (i) by the adjusted tax basis of the productive property.

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

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat the income from the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30% withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form 4224, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form 4224 (or substitute statement) must be filed with the Trustee for each calendar year in order to effect an exemption from withholding for that year's income. Proposed regulations issued under Section 1441, which are proposed to be generally effective for payments made after 1997, would require that such exemption be claimed on Form W-8, Certificate of Foreign Status, and would extend the validity period from one to three years. If a Form 4224 is issued on or before the date that is 60 days after the proposed regulations are published as final regulations, the Form 4224 will continue to be valid until it expires, based on current regulations. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 1996 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities by the owners of Units.

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

     Louisiana imposes an income tax on all corporations and other entities treated as corporations if they earn or receive income derived from or attributable to sources within Louisiana. Royalty income, net of expenses, is generally treated as allocable income in Louisiana (Royalty income is specifically allocated to where the property is located). Due to a recent Louisiana district court decision, however, the treatment of gain or loss from the sale of Units is unclear. Tax law would hold that such gains should be treated as apportionable income while the district court decision holds the provision invalid and suggest such gains or losses should be allocable income. The Louisiana Supreme Court has agreed to review this case at which time this matter should be resolved. The income tax rates for corporations range from a low of 4 percent to a high of 8 percent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 1996 and 1995.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 1996 and 1995 (applicable to production for October 1995 through September 1996 and October 1994 through September 1995) are also included in the table below.

                                     1996 QUARTER ENDED                          1995 QUARTER ENDED
                          -----------------------------------------   -----------------------------------------
                          MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                          --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High Sales Price......  $ 4 3/8    $ 5 1/8    $ 4 7/8    $ 4 7/8    $ 4 3/8    $ 3 5/8    $ 4        $ 3 3/4
  Low Sales Price.......    3 3/8      4 1/8      4 1/8      4          3          3 1/8      3 1/4      3 1/8
Distributions per
  Unit..................  $0.1852    $0.2811    $0.2147    $0.1515    $0.0597    $0.0718    $0.1263    $0.0911

     The total number of Unit holders of record as of March 20, 1997 was 7,753.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       1996          1995         1994          1993         1992
                                    -----------   ----------   -----------   ----------   -----------
Revenues..........................  $16,335,605   $7,200,588   $10,358,681   $9,107,659   $ 6,206,013
Cash earnings.....................   15,811,746    6,619,563     9,687,476    8,219,673     5,075,766
Cash distributions to Unit
  holders.........................   15,810,105    6,626,123     9,687,120    8,272,465     5,071,635
Cash distributions per Unit.......  $   0.83250   $  0.34890   $   0.51008   $  0.43559   $   0.26705

                                                           AS OF DECEMBER 31,
                                    -----------------------------------------------------------------
                                       1996          1995         1994          1993         1992
                                    -----------   ----------   -----------   ----------   -----------
Trust Corpus......................  $ 4,432,543   $5,851,902   $ 7,030,462   $8,439,106   $10,043,898

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 1996, 1995 and 1994 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 1996, 1995 and 1994, respectively.

     Distributions to Unit holders for 1996, 1995 and 1994 amounted to $15,810,105 ($0.83250 per Unit), $6,626,123 ($0.34890 per Unit), and $9,687,120
($0.51008 per Unit), respectively. During these years the Trust received cash of $16,335,605, $7,200,588, and $10,358,681, respectively, from the Working
Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1996             1995             1994
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 53,312,854     $ 45,682,270     $ 49,656,335
  Production costs and expenses...............   (16,692,110)     (14,458,094)     (12,890,060)
  Capital expenditures........................    (7,784,396)     (15,882,245)     (17,289,093)
                                                ------------     ------------     ------------
          Net Proceeds........................  $ 28,836,348     $ 15,341,931     $ 19,477,182
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $ 16,107,110     $  6,973,858     $ 10,066,585
  Fee Lands Royalties.........................       233,445          226,730          297,046
                                                ------------     ------------     ------------
                                                  16,340,555        7,200,588       10,363,631
  Partnership expenses........................        (4,950)              --           (4,950)
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $ 16,335,605     $  7,200,588     $ 10,358,681
                                                ============     ============     ============

     Revenues of the Working Interest Owner with respect to the Productive Properties increased 17% during the 1996 operating period, following the 8% decrease of the prior year. The increase in revenues resulted primarily from an increase in crude oil, natural gas liquids and natural gas prices. The effect of higher product prices was partially offset by lower production due to natural declines at mature producing properties and the April 1995 reduction of amounts previously escrowed from the Offshore Louisiana property in connection with estimated dismantlement costs by $80,000.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties increased in 1996. Crude Oil prices increased from $17.16 per barrel for the 1995 operating period to $19.24 per barrel for the comparable 1996 period, while natural gas liquids prices increased from $6.42 per barrel to $10.01 per barrel. Average natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties increased during 1996 from $1.55 per thousand cubic feet for the 1995 operating period to $2.58 per thousand cubic feet for the 1996 operating period.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 15% during the 1996 operating period following the increase of 12% during the 1995 operating period. The increase was due to higher operating expenses at Jay Field and South Pass 89 and higher repair and maintenance costs at South Pass 89. Lower workover costs at Jay Field partially offset the increase.

     Capital expenditures declined by 51% in the 1996 operating period after the 8% decrease in the 1995 operating period. The lower expenditures were primarily due to decreased drilling expenditures at South Pass 89, lower expenditures for nitrogen injectant at Jay Field and lower facilities costs at Jay Field, South Pass 89 and Offshore Louisiana. Higher drilling expenditures at Offshore Louisiana partially offset the decrease in capital expenditures.

     The Trust's Fee Lands Royalties increased 3% to approximately $233,000 in 1996. The amount of Fee Lands leased as of December 31, 1996 is approximately 5,514 acres.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996          1995          1994
                                                        -----------   -----------   -----------
Royalty revenues......................................  $16,335,605   $ 7,200,588   $10,358,681
Trust administrative expenses.........................     (523,859)     (581,025)     (671,205)
                                                        -----------   -----------   -----------
Cash earnings.........................................   15,811,746     6,619,563     9,687,476
Changes in undistributed cash.........................       (1,641)        6,560          (356)
                                                        -----------   -----------   -----------
Cash distributions....................................  $15,810,105   $ 6,626,123   $ 9,687,120
                                                        ===========   ===========   ===========
Cash distributions per Unit...........................  $    .83250   $    .34890   $    .51008
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1996 AND 1995

                                                                  1996            1995
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     16,543    $     14,902
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    83,490,000      83,490,000
Less accumulated amortization (note 3)......................   (79,074,000)    (77,653,000)
                                                              ------------    ------------
     Total assets...........................................  $  4,432,543    $  5,851,902
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  4,432,543    $  5,851,902
Contingencies (note 4)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  4,432,543    $  5,851,902
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        1996           1995           1994
                                                     -----------    -----------    -----------
Trust corpus, beginning of period (note 3).........  $ 5,851,902    $ 7,030,462    $ 8,439,106
Cash earnings......................................   15,811,746      6,619,563      9,687,476
Cash distributions.................................  (15,810,105)    (6,626,123)    (9,687,120)
Amortization of royalty interests (note 3).........   (1,421,000)    (1,172,000)    (1,409,000)
                                                     -----------    -----------    -----------
Trust corpus, end of period........................  $ 4,432,543    $ 5,851,902    $ 7,030,462
                                                     ===========    ===========    ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 1996 the Fee Lands consisted of approximately 35,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was reduced by $.06 million in 1996, increased by $.4 million in 1995 and reduced by $.08 million in 1994 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at December 31, 1996 is not indicative of the fair market value of the interests held by the Trust.

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of December 31, 1996 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Gruy Engineering Corporation, independent petroleum engineers ("Gruy") as of September 30, 1996, 1995 and 1994. Reserve quantities imputed to the Trust were calculated by Gruy by multiplying Gruy's estimated proved net reserves (barrels of oil and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Gruy's estimated future net revenues to the Trust to Gruy's estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 1996, 1995 and 1994. Prices approximated $22.60 per barrel and $2.00 per thousand cubic feet at September 30, 1996. Trust expenses were not taken into account in estimating reserve quantities.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the Working Interest Owner's calculation of the changes in the estimated proved reserves

                               LL&E ROYALTY TRUST
imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1993 to September 30, 1994, 1995 and 1996 (all of which estimates were prepared by Gruy). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The amounts estimated do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Gruy took into consideration capital expenditures estimated to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Gruy report. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1.
Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1996       1995       1994
                                                             --------   --------   --------
Future net revenues........................................  $104,254   $ 53,337   $ 57,984
10% annual discount for estimated timing of net
  revenues.................................................   (47,361)   (20,831)   (23,820)
                                                             --------   --------   --------
Present value of future net revenues.......................  $ 56,893   $ 32,506   $ 34,164
                                                             ========   ========   ========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                             IMPUTED             PRESENT VALUE
                                                         PROVED RESERVES           OF FUTURE
                                                      ---------------------      NET REVENUES
                                                      LIQUIDS        GAS          (THOUSANDS
                                                      (MBBL)        (MMCF)        OF DOLLARS)
                                                      -------      --------      -------------
Estimated at September 30, 1993.....................  1,879          9,812           $ 37,724
     Production.....................................   (432)        (1,627)           (10,364)
     Revisions of estimates(1)......................  1,498          1,264              3,032
     Accretion of discount..........................    n/a            n/a              3,772
                                                      -----         ------           --------
Estimated at September 30, 1994.....................  2,945          9,449           $ 34,164
     Production.....................................   (355)        (1,217)            (7,201)
     Revisions of estimates(1)......................   (165)           240              2,127
     Accretion of discount..........................    n/a            n/a              3,416
                                                      -----         ------           --------
Estimated at September 30, 1995.....................  2,425          8,472           $ 32,506
     Production.....................................   (449)        (3,097)           (16,336)
     Revisions of estimates(1)......................  2,051          2,965             37,472
     Accretion of discount..........................    n/a            n/a              3,251
                                                      -----         ------           --------
Estimated at September 30, 1996.....................  4,027          8,340           $ 56,893
                                                      =====         ======           ========

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

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 1996 and 1995, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 1996 and 1995, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1996, on the basis of accounting described in Note 3.

                                                      KPMG PEAT MARWICK LLP

New Orleans, Louisiana
March 7, 1997

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 20, 1997.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. Texas Commerce as Trustee of the Trust, owns no Units. Texas Commerce in its individual capacity (the "Bank") also owns no Units. As of March 20, 1997, the Trust Department of the Bank held 13,050 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 1996, 1995 and 1994..........................    40

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 1996
          and 1995..................................................    40

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 1996, 1995 and 1994..........................    40

        Notes to Financial Statements...............................    41

        Independent Auditors' Report................................    45

     (b) REPORTS ON FORM 8-K

        None.

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            27            --  Financial Data Schedule.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.

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


                                              LL&E ROYALTY TRUST
                                                 (Registrant)

                                              By:  TEXAS COMMERCE BANK
                                                   NATIONAL ASSOCIATION, Trustee

Date:  March 20, 1997

                                              By:       /s/ PETE FOSTER
                                                   -----------------------------
                                                           Pete Foster
                                                      Senior Vice President
                                                        and Trust Officer

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