Form 10-Q
period 1997-03-31
LL&E ROYALTY TRUST
filed 1997-05-15
CIK 721765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

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

     At May 12, 1997, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Auditors' Review Report....................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   12
Signature...................................................   13

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The cash earnings and distributions for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year 1997.

     The March 31, 1997 and 1996 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Royalty revenues............................................  $3,726,636    $3,693,742
Trust administrative expenses...............................    (181,448)     (174,191)
                                                              ----------    ----------
Cash earnings...............................................   3,545,188     3,519,551
Changes in undistributed cash...............................      (3,302)       (2,347)
                                                              ----------    ----------
Cash distributions..........................................  $3,541,886    $3,517,204
                                                              ==========    ==========
Cash distributions per Unit.................................  $    .1865    $    .1852
                                                              ==========    ==========
Units outstanding...........................................  18,991,304    18,991,304
                                                              ==========    ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1997            1996
                                                              -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................   $   19,945      $   16,543
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................   83,490,000      83,490,000
Less accumulated amortization (note 3)......................  (79,336,000)    (79,074,000)
                                                               ----------      ----------
          Total assets......................................   $4,173,945      $4,432,543
                                                               ==========      ==========
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................   $4,173,945      $4,432,543
Contingencies (note 4)
                                                               ----------      ----------
          Total liabilities and Trust Corpus................   $4,173,945      $4,432,543
                                                               ==========      ==========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Trust Corpus, beginning of period (note 3)..................  $4,432,543    $5,851,902
Cash earnings...............................................   3,545,288     3,519,551
Cash distributions..........................................  (3,541,886)   (3,517,204)
Amortization of royalty interest (note 3)...................    (262,000)     (523,000)
                                                              ----------    ----------
Trust Corpus, end of period.................................  $4,173,945    $5,331,249
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling,

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1997

completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 1997, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 1997, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996.

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1997

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1997

total cumulative Offshore Louisiana escrow balance as of March 31, 1997 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 1997, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 1996, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 7, 1997, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in
Note 3.

                                          KPMG PEAT MARWICK LLP

New Orleans, Louisiana
April 25, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2,400,000 from the Offshore Louisiana Property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from the Offshore Louisiana property at present and that it intends to continue monitoring its estimates of relevant factors in order to continually evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 1997 and 1996 (the

1997 and 1996 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 1996 (the "Current Operating Period") and October through December of 1995 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 1997 and 1996 First Quarters amounted to $3,541,886 ($.1865 per Unit) and $3,517,204 ($.1852 per Unit), respectively.
During these periods, the Trust received cash of $3,726,636 and $3,693,742, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1997 and 1996 First Quarters were as follows:

                                                          1997          1996
                                                        --------      --------
January...............................................  $ .0537       $ .0427
February..............................................    .0582         .0633
March.................................................    .0746         .0792
                                                        -------       -------
                                                        $ .1865       $ .1852
                                                        =======       =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1997 and 1996:

                               FIRST QUARTER 1997

                                                 SOUTH       OFFSHORE     FORT WORTH
                                 JAY FIELD      PASS 89      LOUISIANA     BASIN(2)       TOTAL
                                -----------   -----------   -----------   ----------   -----------
Revenues:
  Liquids.....................  $ 8,131,420   $ 1,765,843   $   636,766     $      0   $10,534,029
  Natural gas.................      551,525     2,277,984     1,432,479            0     4,261,988
                                -----------   -----------   -----------     --------   -----------
                                  8,682,945     4,043,827     2,069,245            0    14,796,017
Production costs and
  expenses....................   (3,446,919)       56,432      (356,000)           0    (3,746,487)
Capital expenditures..........   (1,893,947)     (504,403)   (1,344,340)           0    (3,742,690)
                                -----------   -----------   -----------     --------   -----------
Net Proceeds..................  $ 3,342,079   $ 3,595,856   $   368,905     $      0   $ 7,306,840
                                ===========   ===========   ===========     ========   ===========
Overriding Royalties paid to
  the Trust(1)................  $ 1,671,039   $ 1,797,928   $   205,598     $      0   $ 3,674,565
                                ===========   ===========   ===========     ========
Fee Lands Royalties.................................................................        52,071
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 3,726,636
                                                                                       ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds.

(2) On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date. The Trust's interests in the proceeds of the sale less excess production costs recoverable as of September 30, 1996 were distributed to the Trust in April 1997.

                               FIRST QUARTER 1996

                                                    SOUTH       OFFSHORE     FORT WORTH
                                    JAY FIELD      PASS 89      LOUISIANA      BASIN         TOTAL
                                   -----------   -----------   -----------   ----------   ------------
Revenues:
  Liquids........................  $ 5,326,717   $ 2,051,790   $   497,474    $      0    $  7,875,981
  Natural gas....................      432,997     2,303,571     1,193,191      13,731       3,943,490
                                   -----------   -----------   -----------    --------    ------------
                                     5,759,714     4,355,361     1,690,665      13,731      11,819,471
Production costs and expenses....   (3,381,725)     (315,079)     (432,437)    (21,021)     (4,150,262)
Capital expenditures.............   (1,282,184)      (84,909)      (16,664)          0      (1,383,757)
                                   -----------   -----------   -----------    --------    ------------
Net Proceeds (Excess Production
  Costs).........................  $ 1,095,805   $ 3,955,373   $ 1,241,564    $ (7,290)   $  6,285,452
                                   ===========   ===========   ===========    ========    ============
Overriding Royalties paid to the
  Trust(1).......................  $   547,903   $ 1,977,404   $ 1,117,408    $      0    $  3,642,715
                                   ===========   ===========   ===========    ========
Fee Lands Royalties....................................................................         51,027
                                                                                          ------------
Royalties paid to the Trust............................................................   $  3,693,742
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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1997 and 1996:

                                                                    FIRST QUARTER
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Net Proceeds:
  Revenues..................................................  $14,796,017    $11,819,471
  Production costs and expenses.............................   (3,746,487)    (4,150,262)
  Capital expenditures......................................   (3,742,690)    (1,383,757)
                                                              -----------    -----------
  Net Proceeds..............................................  $ 7,306,840    $ 6,285,452
                                                              ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $ 3,674,565    $ 3,642,715
  Fee Lands Royalties.......................................       52,071         51,027
                                                              -----------    -----------
  Royalties paid to the Trust...............................  $ 3,726,636    $ 3,693,742
                                                              ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 25% from the Prior Year's Operating Period primarily from higher crude oil, natural gas liquids and natural gas prices as well as higher crude oil production at Jay Field. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $23.27, $17.44 and $2.83, respectively. In the comparable 1996 period average crude oil, natural gas liquids and natural gas prices were $17.13, $7.17 and $1.95, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period decreased 10% primarily due to lower repair and maintenance expenses at Jay Field, South Pass 89 and Offshore Louisiana. These reductions were partially offset by higher operating expenses and production related taxes at Jay Field.

     Capital expenditures increased by 170% in the Current Operating Period due to higher drilling costs at Offshore Louisiana for the completion of two 1996 gas wells previously reported in the 1996 Form 10-K. Higher facilities expenditures at Jay Field and South Pass 89 also contributed to the increase.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 108,232 barrels for the Current Operating Period and 112,660 barrels for the Prior Year's Operating Period. Imputed natural gas production was 417,666 thousand cubic feet and 960,337 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At March 31, 1997, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 5,514 of which were under lease.

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

Date: May 12, 1997

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
           27             Financial Data Schedule

                              INDEX TO EXHIBITS



27 --           Financial Data Schedule