Form 10-Q
period 1997-06-30
LL&E ROYALTY TRUST
filed 1997-08-13
CIK 721765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

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

     At August 8, 1997, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Auditors' Review Report....................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and
     Results of Operations..................................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   15
Signature...................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The cash earnings and distributions for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year 1997.

     The June 30, 1997 and 1996 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                               ---------------------   ---------------------
                                                 1997        1996        1997        1996
                                               ---------   ---------   ---------   ---------
Royalty revenues.............................  $4,165,140  $5,444,246  $7,891,776  $9,137,988
Trust administrative expenses................   (122,217)   (120,764)   (303,565)   (294,955)
                                               ---------   ---------   ---------   ---------
Cash earnings................................  4,042,923   5,323,482   7,588,211   8,843,033
Changes in undistributed cash................     15,537      14,786      12,135      12,439
                                               ---------   ---------   ---------   ---------
Cash distributions...........................  $4,058,460  $5,338,268  $7,600,346  $8,855,472
                                               =========   =========   =========   =========
Cash distributions per Unit..................  $   .2137   $   .2811   $   .4002   $   .4663
                                               =========   =========   =========   =========
Units outstanding............................  18,991,304  18,991,304  18,991,304  18,991,304
                                               =========   =========   =========   =========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Cash........................................................  $     4,408    $    16,543
Net overriding royalty interests in productive oil and gas
  properties and 3%
  royalty interests in fee lands (notes 2, 3 and 5).........   76,282,000     83,490,000
Less accumulated amortization (note 3)......................  (72,456,000)   (79,074,000)
                                                              -----------    -----------
          Total assets......................................  $ 3,830,408    $ 4,432,543
                                                              ===========    ===========
LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $ 3,830,408    $ 4,432,543
Contingencies (note 4)
                                                              -----------    -----------
          Total liabilities and Trust Corpus................  $ 3,830,408    $ 4,432,543
                                                              ===========    ===========

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 4,432,543   $ 5,851,902
Cash earnings...............................................    7,588,211     8,843,033
Cash distributions..........................................   (7,600,346)   (8,855,472)
Amortization of royalty interest (note 3)...................     (590,000)   (1,038,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 3,830,408   $ 4,801,463
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1997
(1) FORMATION OF THE TRUST

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1997

applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 1997, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The carrying value at June 30, 1997 and related accumulated amortization has been reduced by the amounts attributed to the Fort Worth Basin property which was sold in January 1997. Proceeds from the sale were included in the cash distributions in April 1997. The unamortized balance at June 30, 1997, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1997

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of June 30, 1997 was approximately $2,400,000, 90% of which was otherwise distributable to the Trust.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1997

Company decides to escrow additional amounts, the Royalties paid to the Trust could be reduced, and the reductions could be significant.

(6) SUBSEQUENT EVENT

     On July 16, 1997, the Working Interest Owner signed a definitive agreement to combine with Burlington Resources Inc. to merge the two companies. The proposed transaction is subject to the approvals of regulatory agencies and the shareholders of both companies. There can be no assurance that this transaction will be completed or what the final terms or timing thereof will be. The Working Interest Owner has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of June 30, 1997, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 1997 and 1996 and changes in Trust corpus for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

New Orleans, Louisiana
August 8, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Although the Working Interest Owner has advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statement") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 1997 and 1996 (the 1997 and 1996 "Second Quarter" and "First Half", respectively) are attributable to the Working

Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 1997 and 1996, respectively, and the periods October 1996 through March 1997 and October 1995 through March 1996 (the 1997 and 1996 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1997 and 1996 Second Quarters amounted to $4,058,460 ($.2137 per Unit) and $5,338,268 ($.2811 per Unit),
respectively. During these periods, the Trust received cash of $4,165,140 and $5,444,246, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1997 and 1996 Second Quarters were as follows:

                                                            1997          1996
                                                          --------      --------
April...................................................   $.1303        $.0953
May.....................................................    .0569         .0869
June....................................................    .0265         .0989
                                                           ------        ------
                                                           $.2137        $.2811
                                                           ======        ======

     Distributions to Unit holders for the First Half of 1997 and 1996 amounted to $7,600,346 ($.4002 per Unit) and $8,855,472 ($.4663 per Unit), respectively.
During these periods, the Trust received cash of $7,891,776 and $9,137,988, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1997:

                              SECOND QUARTER 1997

                                                                OFFSHORE    FORT WORTH
                                  JAY FIELD    SOUTH PASS 89   LOUISIANA     BASIN(2)       TOTAL
                                 -----------   -------------   ----------   ----------   -----------
Revenues:
  Liquids......................  $ 7,485,758     $ 1,866,611   $  506,648    $      0    $ 9,859,017
  Natural Gas..................    1,019,906       2,388,959    1,541,631           0      4,950,496
  Fort Worth Basin proceeds....            0               0            0      65,000         65,000
                                 -----------     -----------   ----------    --------    -----------
                                   8,505,664       4,255,570    2,048,279      65,000     14,874,513
Production costs and
  expenses.....................   (4,559,230)        (85,647)    (531,189)          0     (5,176,066)
Capital expenditures...........   (1,302,008)       (726,869)  (1,612,001)          0     (3,640,878)
                                 -----------     -----------   ----------    --------    -----------
Net Proceeds...................  $ 2,644,426     $ 3,443,054   $  (94,911)   $ 65,000    $ 6,057,569
                                 ===========     ===========   ==========    ========    ===========
Overriding Royalties paid to
  the Trust(1).................  $ 1,322,213     $ 1,721,527   $1,025,656    $ 46,116    $ 4,115,512
                                 ===========     ===========   ==========    ========
Fee Lands Royalties...................................................................        49,628
                                                                                         -----------
Royalties paid to the Trust...........................................................   $ 4,165,140
                                                                                         ===========

                                FIRST HALF 1997

                                                               OFFSHORE     FORT WORTH
                                 JAY FIELD    SOUTH PASS 89    LOUISIANA     BASIN(2)       TOTAL
                                -----------   -------------   -----------   ----------   -----------
Revenues:
  Liquids.....................  $15,617,178     $ 3,632,454   $ 1,143,414    $      0    $20,393,046
  Natural Gas.................    1,571,431       4,666,943     2,974,110           0      9,212,484
  Fort Worth Basin proceeds...            0               0             0      65,000         65,000
                                -----------     -----------   -----------    --------    -----------
                                 17,188,609       8,299,397     4,117,524      65,000     29,670,530
Production costs and
  expenses....................   (8,006,149)        (29,215)     (887,189)          0     (8,922,553)
Capital expenditures..........   (3,195,955)     (1,231,272)   (2,956,341)          0     (7,383,568)
                                -----------     -----------   -----------    --------    -----------
Net Proceeds..................  $ 5,986,505     $ 7,038,910   $   273,994    $ 65,000    $13,364,409
                                ===========     ===========   ===========    ========    ===========
Overriding Royalties paid to
  the Trust(1)................  $ 2,993,252     $ 3,519,455   $ 1,231,254    $ 46,116    $ 7,790,077
                                ===========     ===========   ===========    ========
Fee Lands Royalties...................................................................       101,699
                                                                                         -----------
Royalties paid to the Trust...........................................................   $ 7,891,776
                                                                                         ===========

                                                   (Footnotes on following page)

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Offshore Louisiana approximately $1,151,100 of excess production costs were recoverable from future revenues as of June 30, 1997.

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

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1996:

                              SECOND QUARTER 1996

                                                                OFFSHORE    FORT WORTH
                                  JAY FIELD    SOUTH PASS 89   LOUISIANA      BASIN         TOTAL
                                 -----------   -------------   ----------   ----------   -----------
Revenues:
  Liquids......................  $ 5,846,194     $ 1,790,659   $  493,047    $      0    $ 8,129,900
  Natural Gas..................      790,325       3,768,611    1,859,678      33,569      6,452,183
                                 -----------     -----------   ----------    --------    -----------
                                   6,636,519       5,559,270    2,352,725      33,569     14,582,083
Production costs and
  expenses.....................   (3,431,982)       (554,225)    (402,160)    (25,384)    (4,413,751)
Capital expenditures...........   (1,156,028)        (44,954)     147,687           0     (1,053,295)
                                 -----------     -----------   ----------    --------    -----------
Net Proceeds...................  $ 2,048,509     $ 4,960,091   $2,098,252    $  8,185    $ 9,115,037
                                 ===========     ===========   ==========    ========    ===========
Overriding Royalties paid to
  the Trust(1).................  $ 1,024,254     $ 2,480,328   $1,888,427    $      0    $ 5,393,009
                                 ===========     ===========   ==========    ========
Fee Lands Royalties...................................................................        56,187
                                                                                         -----------
                                                                                           5,449,196
Partnership expenses..................................................................        (4,950)
                                                                                         -----------
Net payments to the Trust.............................................................   $ 5,444,246
                                                                                         ===========

                                FIRST HALF 1996

                                                SOUTH PASS    OFFSHORE    FORT WORTH
                                   JAY FIELD        89       LOUISIANA      BASIN         TOTAL
                                  -----------   ----------   ----------   ----------   -----------
Revenues:
  Liquids.......................  $11,172,911   $3,842,449   $  990,521    $      0    $16,005,881
  Natural Gas...................    1,223,322    6,072,182    3,052,869      47,300     10,395,673
                                  -----------   ----------   ----------    --------    -----------
                                   12,396,233    9,914,631    4,043,390      47,300     26,401,554
Production costs and expenses...   (6,813,707)    (869,304)    (834,597)    (46,405)    (8,564,013)
Capital expenditures............   (2,438,212)    (129,863)     131,023           0     (2,437,052)
                                  -----------   ----------   ----------    --------    -----------
Net Proceeds....................  $ 3,144,314   $8,915,464   $3,339,816    $    895    $15,400,489
                                  ===========   ==========   ==========    ========    ===========
Overriding Royalties paid to the
  Trust(1)......................  $ 1,572,157   $4,457,732   $3,005,835    $      0    $ 9,035,724
                                  ===========   ==========   ==========    ========
Fee Lands Royalties.................................................................       107,214
                                                                                       -----------
                                                                                         9,142,938
Partnership expenses................................................................        (4,950)
                                                                                       -----------
Net payments to the Trust...........................................................   $ 9,137,988
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

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1997 and 1996:

                                               SECOND QUARTER                FIRST HALF
                                          -------------------------   -------------------------
                                             1997          1996          1997          1996
                                          -----------   -----------   -----------   -----------
Net Proceeds:
  Revenues..............................  $14,874,513   $14,582,083   $29,670,530   $26,401,554
  Production costs and expenses.........   (5,176,066)   (4,413,751)   (8,922,553)   (8,564,013)
  Capital expenditures..................   (3,640,878)   (1,053,295)   (7,383,568)   (2,437,052)
                                          -----------   -----------   -----------   -----------
  Net Proceeds..........................  $ 6,057,569   $ 9,115,037   $13,364,409   $15,400,489
                                          ===========   ===========   ===========   ===========
Royalties paid to the Trust:
  Overriding Royalties..................  $ 4,115,512   $ 5,393,009   $ 7,790,077   $ 9,035,724
  Fee Lands Royalties...................       49,628        56,187       101,699       107,214
                                          -----------   -----------   -----------   -----------
                                            4,165,140     5,449,196     7,891,776     9,142,938
Partnership expenses....................            0        (4,950)            0        (4,950)
                                          -----------   -----------   -----------   -----------
  Net payments to the Trust.............  $ 4,165,140   $ 5,444,246   $ 7,891,776   $ 9,137,988
                                          ===========   ===========   ===========   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties increased 2% and 12% in the 1997 Three-Month Operating Period and the 1997 Six-Month Operating Period, respectively, primarily due to higher liquids and natural gas prices. Partially offsetting the favorable effect of higher prices and natural gas production were natural declines at mature producing properties.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Productive Properties received by the Working Interest Owner in the 1997 Three-Month Operating Period were $22.19, $12.95 and $3.13, respectively. In the comparable 1996 period average crude oil, natural gas liquids and natural gas prices were $18.66, $12.65 and $3.24, respectively. In the 1997 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $22.72, $15.20 and $2.99, respectively. In the 1996 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $17.88, $9.08 and $2.59, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 17% and 4% in the 1997 Three-Month Operating Period and the 1997 Six-Month Operating Period, respectively, primarily due to higher operating expenses at Jay Field and Offshore Louisiana and higher workover costs at Jay Field. These increased costs were partially offset by lower operating expenses at South Pass 89 in both periods and lower repair and maintenance charges at Jay Field, South Pass 89 and Offshore Louisiana during the 1997 Six-Month Operating Period.

     Capital expenditures increased 246% and 203% in the 1997 Three-Month Operating Period and the 1997 Six-Month Operating Period, respectively, due to higher drilling costs at South Pass 89 and Offshore Louisiana and higher facilities expenditures at Jay Field, South Pass 89 and Offshore Louisiana. Lower expenditures for nitrogen injectant at Jay Field partially offset the increased costs.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 100,672 barrels for the 1997 Three-Month Operating Period and 119,252 barrels for the 1996 Three-Month Operating Period. Imputed natural gas production was 581,019 thousand cubic feet and 1,020,634 thousand cubic feet for the respective periods.

     During the First Half of 1997, one successful gas well was completed at Offshore Louisiana and one oil well was drilled at South Pass 89. No drilling activities occurred on the Fee Lands.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At June 30, 1997, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 5,514 of which were under lease.

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

Date: August 13, 1997

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                              INDEX TO EXHIBITS



27 --           Financial Data Schedule