Form 10-Q
period 1997-09-30
LL&E ROYALTY TRUST
filed 1997-11-13
CIK 721765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

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

     At November 10, 1997, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Auditors' Review Report....................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   14
Signature...................................................   15

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The cash earnings and distributions for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year 1997.

     The September 30, 1997 and 1996 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
Royalty revenues............................  $ 2,274,909   $ 4,213,238   $10,166,685   $13,351,226
Trust administrative expenses...............     (125,294)     (119,312)     (428,859)     (414,267)
                                              -----------   -----------   -----------   -----------
Cash earnings...............................    2,149,615     4,093,926     9,737,826    12,936,959
Changes in undistributed cash...............      (16,881)      (16,485)       (4,746)       (4,046)
                                              -----------   -----------   -----------   -----------
Cash distributions..........................  $ 2,132,734   $ 4,077,441   $ 9,733,080   $12,932,913
                                              ===========   ===========   ===========   ===========
Cash distributions per Unit.................  $     .1123   $     .2147   $     .5125   $     .6810
                                              ===========   ===========   ===========   ===========
Units outstanding...........................   18,991,304    18,991,304    18,991,304    18,991,304
                                              ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................   $     21,289    $     16,543
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................     76,282,000      83,490,000
Less accumulated amortization (note 3)......................    (72,654,000)    (79,074,000)
                                                               ------------    ------------
          Total assets......................................   $  3,649,289    $  4,432,543
                                                               ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................   $  3,649,289    $  4,432,543
Contingencies (note 4)
                                                               ------------    ------------
          Total liabilities and trust corpus................   $  3,649,289    $  4,432,543
                                                               ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Trust Corpus, beginning of period (note 3)..................  $  4,432,543    $  5,851,902
Cash earnings...............................................     9,737,826      12,936,959
Cash distributions..........................................    (9,733,080)    (12,932,913)
Amortization of royalty interest (note 3)...................      (788,000)     (1,483,000)
                                                              ------------    ------------
Trust Corpus, end of period.................................  $  3,649,289    $  4,372,948
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997
(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. As of October 22, 1997, the Working Interest Owner is a wholly owned subsidiary of Burlington Resources Inc. The Working Interest Owner has advised the Trust that this merger should have no significant effects on the Trust, although the precise nature of any effects cannot be predicted or quantified at this time.

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

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1997

expenses for any Productive Property have exceeded proceeds of production from such Productive Property; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 1997, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The initial carrying value and related accumulated amortization has been reduced by the amounts attributed to the Fort Worth Basin property which was sold in January 1997. Proceeds from the sale were included in the cash distribution in April 1997. The unamortized balance at September 30, 1997, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1997

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1997

Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of September 30, 1997 was approximately $2,300,000, 90% of which was otherwise distributable to the Trust. The Escrow amount has been reduced by plug and abandonment costs related to an Offshore Louisiana property disposed of in July 1997.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Texas Commerce Bank National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 1997, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 1997 and 1996 and changes in Trust corpus for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

New Orleans, Louisiana
October 17, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owner has advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2,300,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from the Offshore Louisiana property at present and that it intends to continue monitoring its estimates of relevant factors in order to continually evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30,

1997 and 1996 (the 1997 and 1996 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 1997 and 1996, respectively, and the periods October 1996 through June 1997 and October 1995 through June 1996 (the 1997 and 1996 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1997 and 1996 Third Quarters amounted to $2,132,734 ($0.1123 per Unit) and $4,077,441 ($0.2147 per Unit),
respectively. During these periods, the Trust received cash of $2,274,909 and $4,213,238, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1997 and 1996 Third Quarters were as follows:

                                                            1997          1996
                                                          --------      --------
July....................................................   $.0278        $.0920
August..................................................    .0349         .0731
September...............................................    .0496         .0496
                                                           ------        ------
                                                           $.1123        $.2147
                                                           ======        ======

     Distributions to Unit holders for the First Nine Months of 1997 and 1996 amounted to $9,733,080 ($.5125 per Unit) and $12,932,913 ($.6810 per Unit),
respectively. During these periods, the Trust received cash of $10,166,685 and $13,351,226, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1997:

                               THIRD QUARTER 1997

                                                 SOUTH       OFFSHORE    FORT WORTH
                                  JAY FIELD     PASS 89     LOUISIANA      BASIN         TOTAL
                                 -----------   ----------   ----------   ----------   -----------
Revenues:
  Liquids......................  $ 5,945,790   $1,695,367   $  407,998    $       0   $ 8,049,155
  Natural Gas..................      373,500    1,732,269    1,410,410            0     3,516,179
                                 -----------   ----------   ----------    ---------   -----------
                                   6,319,290    3,427,636    1,818,408            0    11,565,334
Production costs and
  expenses.....................   (3,158,249)    (179,995)    (202,426)           0    (3,540,670)
Capital expenditures...........   (1,206,325)  (1,206,443)    (188,542)           0    (2,601,310)
                                 -----------   ----------   ----------    ---------   -----------
Net Proceeds...................  $ 1,954,716   $2,041,198   $1,427,440    $       0   $ 5,423,354
                                 ===========   ==========   ==========    =========   ===========
Overriding Royalties paid to
  the Trust(1).................  $   977,358   $1,020,599   $  248,666    $       0   $ 2,246,623
                                 ===========   ==========   ==========    =========
Fee Lands Royalties................................................................        28,286
                                                                                      -----------
Royalties paid to the Trust........................................................   $ 2,274,909
                                                                                      ===========

                             FIRST NINE MONTHS 1997

                                               SOUTH       OFFSHORE     FORT WORTH
                               JAY FIELD      PASS 89      LOUISIANA     BASIN(2)       TOTAL
                              -----------   -----------   -----------   ----------   ------------
Revenues:
  Liquids...................  $21,562,968   $ 5,327,821   $ 1,551,412    $       0   $ 28,442,201
  Natural Gas...............    1,944,931     6,399,212     4,384,520            0     12,728,663
  Fort Worth Basin
     proceeds...............            0             0             0       65,000         65,000
                              -----------   -----------   -----------    ---------   ------------
                               23,507,899    11,727,033     5,935,932       65,000     41,235,864
Production costs and
  expenses..................  (11,164,398)     (209,210)   (1,089,615)           0    (12,463,223)
Capital expenditures........   (4,402,280)   (2,437,715)   (3,144,883)           0     (9,984,878)
                              -----------   -----------   -----------    ---------   ------------
Net Proceeds................  $ 7,941,221   $ 9,080,108   $ 1,701,434    $  65,000   $ 18,787,763
                              ===========   ===========   ===========    =========   ============
Overriding Royalties paid to
  the Trust(1)..............  $ 3,970,610   $ 4,540,054   $ 1,479,920    $  46,116   $ 10,036,700
                              ===========   ===========   ===========    =========
Fee Lands Royalties...............................................................        129,985
                                                                                     ------------
Royalties paid to the Trust.......................................................   $ 10,166,685
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

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1996:

                               THIRD QUARTER 1996

                                                  SOUTH       OFFSHORE    FORT WORTH
                                   JAY FIELD     PASS 89     LOUISIANA      BASIN         TOTAL
                                  -----------   ----------   ----------   ----------   -----------
Revenues:
  Liquids.......................  $ 7,302,308   $1,548,301   $  369,388     $      0   $ 9,219,997
  Natural Gas...................      629,911    2,657,137    1,343,011       24,593     4,654,652
                                  -----------   ----------   ----------     --------   -----------
                                    7,932,219    4,205,438    1,712,399       24,593    13,874,649
Production costs and expenses...   (3,487,280)    (376,858)    (409,924)     (22,776)   (4,296,838)
Capital expenditures............   (1,314,992)    (127,215)    (493,005)           0    (1,935,212)
                                  -----------   ----------   ----------     --------   -----------
Net Proceeds....................  $ 3,129,947   $3,701,365   $  809,470     $  1,817   $ 7,642,599
                                  ===========   ==========   ==========     ========   ===========
Overriding Royalties paid to the
  Trust(1)......................  $ 1,564,974   $1,850,683   $  728,522     $      0   $ 4,144,179
                                  ===========   ==========   ==========     ========
Fee Lands Royalties.................................................................        69,059
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 4,213,238
                                                                                       ===========

                             FIRST NINE MONTHS 1996

                                                 SOUTH       OFFSHORE     FORT WORTH
                                JAY FIELD       PASS 89      LOUISIANA      BASIN         TOTAL
                               ------------   -----------   -----------   ----------   ------------
Revenues:
  Liquids....................  $ 18,475,219   $ 5,390,750   $ 1,359,909     $      0   $ 25,225,878
  Natural Gas................     1,853,233     8,729,319     4,395,880       71,893     15,050,325
                               ------------   -----------   -----------     --------   ------------
                                 20,328,452    14,120,069     5,755,789       71,893     40,276,203
Production costs and expenses...  (10,300,987)  (1,246,162)  (1,244,521)     (69,181)   (12,860,851)
Capital expenditures.........    (3,753,204)     (257,078)     (361,982)           0     (4,372,264)
                               ------------   -----------   -----------     --------   ------------
Net Proceeds.................  $  6,274,261   $12,616,829   $ 4,149,286     $  2,712   $ 23,043,088
                               ============   ===========   ===========     ========   ============
Overriding Royalties paid to
  the Trust(1)...............  $  3,137,131   $ 6,308,415   $ 3,734,357     $      0   $ 13,179,903
                               ============   ===========   ===========     ========
Fee Lands Royalties.................................................................        176,273
                                                                                       ------------
                                                                                         13,356,176
Partnership expenses................................................................         (4,950)
                                                                                       ------------
Net payments to the Trust...........................................................   $ 13,351,226
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

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1997 and 1996:

                                                THIRD QUARTER              FIRST NINE MONTHS
                                          -------------------------   ---------------------------
                                             1997          1996           1997           1996
                                          -----------   -----------   ------------   ------------
Net Proceeds:
  Revenues..............................  $11,565,334   $13,874,649   $ 41,235,864   $ 40,276,203
  Production costs and expenses.........   (3,540,670)   (4,296,838)   (12,463,223)   (12,860,851)
  Capital expenditures..................   (2,601,310)   (1,935,212)    (9,984,878)    (4,372,264)
                                          -----------   -----------   ------------   ------------
  Net Proceeds..........................  $ 5,423,354   $ 7,642,599   $ 18,787,763   $ 23,043,088
                                          ===========   ===========   ============   ============
Royalties paid to the Trust:
  Overriding Royalties..................  $ 2,246,623   $ 4,144,179   $ 10,036,700   $ 13,179,903
  Fee Lands Royalties...................       28,286        69,059        129,985        176,273
                                          -----------   -----------   ------------   ------------
                                            2,274,909     4,213,238     10,166,685     13,356,176
  Partnership expenses..................            0             0              0         (4,950)
                                          -----------   -----------   ------------   ------------
  Royalties paid to the Trust...........  $ 2,274,909   $ 4,213,238   $ 10,166,685   $ 13,351,226
                                          ===========   ===========   ============   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 17% in the 1997 Three-Month Operating Period and increased 2% in the 1997 Nine-Month Operating Period. The decrease in revenues for the 1997 Three-Month Operating Period was primarily due to lower average prices and declines in liquids production at Jay Field and natural gas deliveries at South Pass 89. In the Nine-Month Operating Period, higher average prices along with the proceeds from the sale of Fort Worth Basin received in the 1997 Second Quarter contributed to the increase in revenues.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Productive Properties received by the Working Interest Owner in the 1997 Three-Month Operating Period were $18.62, $10.35 and $2.06, respectively. In the comparable 1996 period average crude oil, natural gas liquids and natural gas prices were $20.72, $11.14 and $2.70, respectively. In the 1997 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $21.36, $13.61 and $2.66, respectively. In the 1996 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $18.84, $9.68 and $2.62, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 18% and 3% in the 1997 Three-Month Operating Period and the 1997 Nine-Month Operating Period, respectively, primarily due to lower operating expenses at South Pass 89, lower repair and maintenance costs at Jay Field and South Pass 89, and lower workover costs at Jay Field. The benefit of these lower costs was partially offset by higher operating expenses at Jay Field and Offshore Louisiana.

     Capital expenditures increased 34% and 128% in the 1997 Three-Month Operating Period and the 1997 Nine-Month Operating Period, respectively, due to higher drilling costs at South Pass 89 in both periods and Offshore Louisiana in the 1997 Nine-Month Operating Period. Higher facilities expenditures at Jay Field, South Pass 89 and Offshore Louisiana also contributed to the increase in capital expenditures in both periods.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 88,173 barrels for the 1997 Three-Month Operating Period and 121,884 barrels for the 1996 Three-Month Operating Period. Imputed natural gas production was 359,763 thousand cubic feet and 681,251 thousand cubic feet for the respective periods.

     During the First Nine Months of 1997, one successful gas well was completed at Offshore Louisiana and one oil well was drilled at South Pass 89. No drilling activities occurred on the Fee Lands.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At September 30, 1997, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 5,437 of which were under lease.

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

Date: November 10, 1997

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.