Form 10-K405
period 1997-12-31
LL&E ROYALTY TRUST
filed 1998-03-30
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     CHASE BANK OF TEXAS NATIONAL ASSOCIATION, TRUSTEE
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . NO ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X

     As of March 20, 1998, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $93,800,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                           PART I
ITEM  1 -- Business.........................................      1
     Introduction...........................................      1
     Terms and Operation of the Trust.......................      2
          Creation and Operation of the Trust...............      2
          Terms of the Conveyances..........................      2
          The Partnership...................................      4
          Receipts and Payments.............................      4
          Liabilities and Contingency Reserves..............      4
          Duration and Termination of the Trust.............      5
     The Royalties..........................................      5
          Overriding Royalties..............................      5
          Fee Lands Royalties...............................      7
          Analysis of the Working Interest Owner's
         Calculation of the Royalties.......................      8
     The Units..............................................      9
          Distributions and Income Computations.............      9
          Transfer of Units.................................      9
          Periodic Reports..................................      9
          Possible Requirement that Units be Divested.......     10
          Liability of Unit Holders.........................     10
          Voting by Unit Holders............................     11
          Certain State Law Considerations..................     11
     The Properties.........................................     12
          General...........................................     12
          Description of Productive Properties..............     13
          Description of the Fee Lands......................     14
     Oil and Gas Sales from the Productive Properties.......     15
          Oil and Liquids Sales.............................     15
          Gas Sales.........................................     15
     Exploration and Development Activities.................     16
          Productive Properties.............................     16
          Fee Lands.........................................     16
     Estimates of Petroleum Engineers.......................     17
          September 30, 1997 Estimates......................     17
          Certain Factors Affecting Estimates...............     17
     Industry Conditions and Regulation.....................     25
          Industry Conditions...............................     25
          Regulation -- General.............................     25
          Natural Gas Regulation............................     25
     Tax Considerations to Owners of Units..................     26
          Federal Income Tax Considerations.................     26
          IDC Recapture Income to the Company on
         Distribution.......................................     34
          Backup Withholding................................     34
          Information Return Filing Requirements............     34
          State Tax Considerations..........................     35
          Severance Taxes...................................     37
          Ad Valorem Taxes..................................     37
ITEM  2 -- Properties.......................................     37
ITEM  3 -- Legal Proceedings................................     37

                                                                PAGE
                                                               NUMBER
ITEM  4 -- Submission of Matters to a Vote of Unit
  Holders...................................................     37
                          PART II
ITEM  5 -- Market for the Registrant's Units and Related
  Unit Holder Matters.......................................     38
ITEM  6 -- Selected Financial Data..........................     38
ITEM  7 -- Management's Discussion and Analysis of Financial
Condition and Results
              of Operation..................................     38
ITEM  8 -- Financial Statements and Supplementary Data......     41
ITEM  9 -- Changes in and Disagreements with Accountants on
Accounting and
              Financial Disclosure..........................     48

                          PART III
ITEM 10 -- Directors and Executive Officers of the
  Registrant................................................     48
ITEM 11 -- Executive Compensation...........................     48
ITEM 12 -- Unit Ownership of Certain Beneficial Owners and
  Management................................................     48
ITEM 13 -- Certain Relationships and Related Transactions...     48

                          PART IV
ITEM 14 -- Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................     49
SIGNATURE...................................................     50

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993 Chase Bank of Texas, N.A., formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City, Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. Chase Bank of Texas, National Association now serves as Trustee of the Trust. The Trustee's offices are located at 712 Main Street, Houston, Texas 77002, and its telephone number is (713) 216-6369. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $2.3 million of proceeds from the Offshore Louisiana property to provide for the estimated costs of dismantling platforms on such property. The escrow amount has been reduced by plug and abandonment costs related to an Offshore Louisiana property disposed of in July 1997. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on September 30, 1997 reserve report included in this Annual Report, the Working Interest Owner is permitted to place funds in escrow from the Offshore Louisiana property. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", "Offshore Louisiana" and "Fort Worth Basin". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the

Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to Texas Commerce's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total abandonment costs are $9.7 million for Jay Field, $1.7 million for South Pass 89 and $2.2 million for Offshore Louisiana. The Working Interest Owner has escrowed $2.3 million from Offshore Louisiana proceeds to pay the anticipated costs of abandonment at Offshore Louisiana. No such amount has been escrowed with respect to Jay Field and South Pass 89.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 35,000 gross acres in south Louisiana, only approximately 5,437 of which were leased at December 31, 1997. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 1997 (applicable to production from July 1997 through September 1997) and (ii) the year ended December 31, 1996 (applicable to production from October 1996 through September 1997):

                        QUARTER ENDED DECEMBER 31, 1997

                                                  SOUTH       OFFSHORE     FORT WORTH
                                 JAY FIELD       PASS 89      LOUISIANA      BASIN         TOTAL
                                ------------   -----------   -----------   ----------   ------------
Revenues:
  Liquids.....................  $  6,069,644   $ 1,858,107   $   182,358    $     0     $  8,110,109
  Natural gas.................       610,338     1,476,053     1,644,119          0        3,730,510
                                ------------   -----------   -----------    -------     ------------
                                   6,679,982     3,334,160     1,826,477          0       11,840,619
Production costs and
  expenses....................    (2,836,270)      (42,864)     (558,544)         0       (3,437,678)
Capital expenditures..........    (1,951,298)     (712,821)     (319,991)         0       (2,984,110)
                                ------------   -----------   -----------    -------     ------------
Net Proceeds..................  $  1,892,414   $ 2,578,475   $   947,942    $     0     $  5,418,831
                                ============   ===========   ===========    =======     ============
Overriding royalties paid to
  the Trust(1)................  $    946,207   $ 1,289,237   $   853,148          0        3,088,592
                                ============   ===========   ===========    =======
Fee Lands Royalties..................................................................         25,849
                                                                                        ------------
Royalties paid to the Trust..........................................................   $  3,114,441
                                                                                        ============

                          YEAR ENDED DECEMBER 31, 1997

                                                  SOUTH       OFFSHORE     FORT WORTH
                                 JAY FIELD       PASS 89      LOUISIANA     BASIN(2)       TOTAL
                                ------------   -----------   -----------   ----------   ------------
Revenues:
  Liquids.....................  $ 27,632,612   $ 7,185,928   $ 1,733,770    $     0     $ 36,552,310
  Natural gas.................     2,555,269     7,875,265     6,028,639          0       16,459,173
  Fort Worth Basin proceeds...             0             0             0     65,000           65,000
                                ------------   -----------   -----------    -------     ------------
                                  30,187,881    15,061,193     7,762,409     65,000       53,076,483
Production costs and
  expenses....................   (14,000,668)     (252,074)   (1,648,159)         0      (15,900,901)
Capital expenditures..........    (6,353,578)   (3,150,536)   (3,464,874)         0      (12,968,988)
                                ------------   -----------   -----------    -------     ------------
Net Proceeds..................  $  9,833,635   $11,658,583   $ 2,649,376    $65,000     $ 24,206,594
                                ============   ===========   ===========    =======     ============
Overriding Royalties paid to
  the Trust(1)................  $  4,916,817   $ 5,829,291   $ 2,333,068    $46,116       13,125,292
                                ============   ===========   ===========    =======
Fee Lands Royalties..................................................................        155,833
                                                                                        ------------
Royalties paid to the Trust..........................................................   $ 13,281,125
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

                                   THE UNITS

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Distributions of available revenues to Unit holders are made monthly. Each payment is made with respect to the preceding Monthly Period of the Trust. The Trustee determines for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period is payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and is distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the "Monthly Payment Date"). Under the terms of the Trust Agreement, the Trustee is prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may hold substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and Chase Bank of Texas, N.A. has the use of these balances during such periods.

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 1998. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

TRANSFER OF UNITS

     Units are transferable on the records of Chase Bank of Texas, N.A., as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by Chase Bank of Texas, N.A. Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See "Tax Considerations to Owners of
Units -- Federal Income Tax Considerations -- Tax Consequences of Owning
Units -- Sale of Units" for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the certificates.

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

                                 THE PROPERTIES

GENERAL

     The Trustee has no responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of, operations on, and sales from the Productive Properties and Fee Lands and certain other matters has been furnished to the Trustee by the Working Interest Owner. The Working Interest Owner is the operator of most of the properties in the Fort Worth Basin, but it is not the operator of the Jay Field, South Pass 89 or Offshore Louisiana Properties. On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date. All of Vermilion 267 was assigned to other owners and the Working Interest Owner withdrew from the lease effective 1/1/97 as it continued to operate at a cash deficit.

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 1997, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases have been grouped into four groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 1997.

                                                                                 PRODUCTIVE WELLS(1)
                                                                           --------------------------------
        PRODUCTIVE                                     ACRES                    OIL                GAS
     PROPERTY AND YEAR                          --------------------       -------------      -------------
         IN WHICH                                GROSS         NET         GROSS    NET       GROSS    NET
   PRODUCTION COMMENCED          LOCATION       -------       ------       -----    ----      -----    ----
Jay Field (1970)(2)........  Onshore            184,472(3)    62,150(3)      64     21.6       --        --
                             Alabama
                             and Florida
South Pass 89 (1982).......  Offshore             5,000        1,250         12      4.0        3        .8
                             Louisiana
Offshore Louisiana
  (1968)(4)................  Offshore            26,563        5,646         10(5)   1.3       15(5)    3.0
                             Louisiana
                                                -------       ------       ----     ----       --
                                                216,035       69,046         86     26.9       18       3.8

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

(4) Includes six federal leases or federal units (as applicable) with designations, initial production dates and percentage ownership of the Working Interest Owner as follows:

                                                               PERCENTAGE
                                                             OF THE WORKING
                                                             INTEREST OWNED
DESIGNATION AND INITIAL                                      BY THE WORKING
PRODUCTION DATE                                              INTEREST OWNER
East Cameron 195 Unit (1971)..............................  33.33%
East Cameron 336, South Addition (1983)...................  20%
Eugene Island 261 (1979)..................................  20%
South Marsh Island 76, South Addition (1968)..............  25%
Vermilion 331, South Addition (1977)......................  12.5%

     South Marsh Island 76, South Addition ownership excludes an 8.33% working interest owned by the Company that is not burdened by the Overriding Royalties. Vermilion 331, South Addition ownership excludes a 12.5% working interest owned by a subsidiary of the Company that is not burdened by the Overriding Royalties. All of Vermilion 267 was assigned to other owners and the Working Interest Owner withdrew from the lease effective 1/1/97 as it continued to operate at a cash deficit.
                                         (Footnotes continued on following page)

(5) Gross wells at Offshore Louisiana include two dual completion oil wells. A well with multiple completions is counted as one well.

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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 35,000 gross acres, approximately 5,437 acres of which were under lease as of December 31, 1997.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1995, 1996 and 1997:

                                                                          NET WELLS
                                                               --------------------------------
                                                                 OIL         GAS         DRY
1995                                                           --------    --------    --------
     Exploratory............................................      --         0.3          --
     Development............................................      --          --          --

        1996
     Exploratory............................................      --         0.4          --
     Development............................................      --          --          --

        1997
     Exploratory............................................     0.3         0.2          --
     Development............................................      --         0.2          --

     At December 31, 1997, no wells were in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 1997:

  Jay Field

     Capital expenditures totaled approximately $5.6 million in 1997, $3.1 million of which was for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $3.2 million were incurred in 1997 primarily for the recompletion of a well.

  Offshore Louisiana

     Capital expenditures of approximately $3.8 million were incurred in 1997 primarily for the drilling of one successful gas well and the recompletion of another gas well.

  Fort Worth Basin

     The Working Interest Owner has sold all interests in the Fort Worth Basin properties effective October 1, 1996, and the Trust's interests in such properties terminated on that date.

FEE LANDS

     Approximately 5,437 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 1997. There were no wells drilled on the Fee Lands in 1997.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 1997 ESTIMATES

     Estimates of the Properties' proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 1997 have been made by Gruy Engineering Corporation ("Gruy"). Based on such estimates, Gruy has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 1997. A copy of Gruy's letter, dated February 13, 1998 setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 1997; the present value was based on a discount factor of 10% per year.

     According to the Gruy letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 1997 were approximately $117.6 million, and the present value of such future net revenues was approximately $58 million. (The estimates as of September 30, 1996, were $104 million and $57 million, respectively, before giving effect to approximately $12.7 million in distributions during 1997.)

     The estimates of future net revenues as of September 30, 1997 reflect a slight decrease in future net revenues, and a 17% decrease in the present value of future net revenues from those estimated by Gruy as of September 30, 1996, after adjusting those 1996 estimates to give effect to distributions of approximately $13.3 million which were made with respect to the twelve-month production period ended September 30, 1997. The Working Interest Owner has advised the Trustee that the increases resulted primarily from higher estimates of proved reserves and prices as compared with September 30, 1996 estimates. In general, spot domestic natural gas and oil and liquids prices have generally decreased in late 1997 and early 1998 and in March 1998 are lower than average gas and oil and liquids prices at September 30, 1997. The increase in 1997 estimated future net revenues from the 1996 estimates (after giving effect to 1997 distributions) was attributable to Jay Field, South Pass 89 and Offshore Louisiana, where those estimates increased by approximately $11 million, decreased $.3 million and increased $2.5 million, respectively.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Gruy's letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $.6 million for the twelve months ending September 30, 1998. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Gruy has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Gruy estimated that as of September 30, 1997, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $16 million for the period from October 1, 1997 through December 31, 2000. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                   [GRUY ENGINEERING CORPORATION LETTERHEAD]



                                 March 13, 1998

Chase Bank of Texas National Association, Trustee
LL&E Royalty Trust
600 Travis, 11th Floor
Houston, Texas 77002

                                                              LL&E Royalty Trust
                                                              00-97-5013

Gentlemen:

     In response to your request communicated to us by The Louisiana Land and Exploration Company (the "Company"), we have estimated the proved hydrocarbon reserves and future revenues attributable to certain working and royalty interest owned by the Company in certain properties in which the LL&E Royalty Trust (the "Trust") owns an interest. Reserves in the probable, possible and other unproved categories have not been considered in this report.

     The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama and Florida and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) a three percent royalty interest (the "Royalties") under approximately 35,000 acres of the Company's south Louisiana fee lands (the "Fee Lands"). We have calculated the imputed reserves using the formulas and criteria specified by the Company, as described in following paragraphs, and have estimated future revenues net to the Trust based on Securities and Exchange Commission guidelines.

     The estimated proved imputed reserves and future revenue, discounted at ten percent per year, compounded annually, net to the interests owned by the Trust as of September 30, 1997, are:

                           Net Proved Imputed Reserves(1)
                         ----------------------------------
                              Crude Oil,                              Discounted
                           Condensate and           Natural        Value of estimated
                         Natural Gas Liquids          Gas            Net revenues(4)
Reserve Category             (Mbbl)(2)             (Mmcf)(3)             (M$)(5)
----------------         -------------------       ---------       ------------------
Proved Developed               5,074                8,654(6)             57,404
Proved Undeveloped(7)             15                  264                   571
                               -----                -----                ------
Total Proved                   5,089                8,918                57,975

--------------

(1) The figures shown as "net proved imputed reserves" attributable to the Trust were calculated as prescribed in the trust documents and should not be construed as actual quantities of oil and gas reserves.
(2)  Thousand barrels.
(3)  Million cubic feet.

Chase Bank of Texas, National Association, Trustee
March 13, 1998
Page 2


(4) The discounted revenue figures were calculated using ten percent discount factors, compounded annually, and are not estimates of fair market value.

(5) Thousand dollars.

(6) Includes gas used in Jay field for fuel.

(7) The estimated provided undeveloped net imputed reserves have not been risk adjusted to make them comparable to proved developed reserves.

       The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                                  Estimated Net Revenues to the Trust (1)
                                  -------------------------------------
       For Production           From Proved     From Proved     From Total
       During the 12             Developed      Undeveloped       Proved
       Months Ended               Reserves        Reserves       Reserves
         September 30               (M$)            (M$)           (M$)
       --------------           -----------     -----------     ----------
             1998                  12,459              0           12,459
             1999                   8,800              0            8,800
             2000                   7,996           (425)           7,571
             2001                   7,280            730            8,010
             2002                   6,100            414            6,514
             2003                   5,524            171            5,695
        Remainder                  68,488             21           68,509
                                  -------           ----          -------
            Total                 116,647            911          117,558

       The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 1998:


                                                      Last Year
                                Estimated Net        of Estimated
                                 Revenues to           Economic
                                 the Trust (1)         Life of
          Property                 ( M$)               Reserves
       --------------           -------------        ------------
       Jay Field                   100,890               2031
       South Pass 89                 6,599               2004
       Offshore Louisiana            9,378               2004
       Fee Lands                       692               2017
                                   -------
          Total                    117,559


(1) Undiscounted. Ten percent discounted totals are shown above.

Chase Bank of Texas, National Association, Trustee
March 13, 1998
Page 3


For the purposes of computing the above net revenues to the Trust, the Working Interest Properties have been grouped geographically into three groups of leases designated as the "Jay Field", "South Pass 89" and "Offshore Louisiana". The "Fort Worth Basin" group was sold prior to September 30, 1997 and is no longer included in this report. The Company has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property.

                                                    Percentage of
                                                    Net Proceeds
                 Working Interest                  Attributable to
                     Property                   Overriding Royalties
                 ----------------               --------------------
                Jay Field                               50
                South Pass 89                           50
                Offshore Louisiana                      90

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges and expenses incurred by the Company in production, development and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties, (d) applicable charges for certain overhead expenses, and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. With respect to South Pass 89 and Offshore Louisiana, certain costs of dismantlement of platforms after abandonment are not to be deducted until estimated cumulative payments to the Trust from those properties have exceeded $54.9 million and $52.5 million, respectively, as specified in the Trust documents. According to the Company, the cumulative disbursements attributable to production exceeded $54.9 million in February 1990 from South Pass 89 and exceeded $52.5 million from Offshore Louisiana in May 1987. Therefore, dismantlement costs for South Pass 89 and for Offshore Louisiana are included starting September 30, 1997. The total future dismantlement costs to the Company's working interest included in the calculation of Net Proceeds are $1.8534 million for South Pass 89 and $2.0751 million for Offshore Louisiana. Total dismantlement costs to the Company's working interest escrowed to September 30, 1997 are zero for South Pass 89 and $2.2820 million for Offshore Louisiana.

     Excess production costs will result to the Company's working interest in the event that the costs, charges and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of December 31, 1997, Excess Production Costs to the Company's working interest are zero.

     The estimated net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when the oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of oil and gas from the productive properties

Chase Bank of Texas, National Association, Trustee
March 13, 1998
Page 4


and the Fee Lands are recorded by the Company. Therefore, estimated net revenues to the Trust from proved reserves for a 12-month period beginning October 1 correspond to estimated distributions to the Trust during the following calendar year. The amounts in the tables above reflect those estimates of the disbursements to the Trust.

     The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices for oil and gas being received by the Company in September 1997 to estimated future production of oil and gas reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties.

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

     The imputed estimated proved reserves attributable to the Trust were calculated for each property by multiplying the net proved reserves of the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company from each of the properties prior to consideration of the Trust as follows:

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

Chase Bank of Texas, National Association, Trustee
March 13, 1998
Page 5


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

     The extent and character of ownership, reversions, product prices, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. The production data available to us were generally through the month of July, 1997. Interim production to September 30, 1997, has been estimated. No field inspections or well tests were conducted by Gruy Engineering Corporation personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

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

     This report was prepared under the supervision of J. W. Wood, P.E., Texas Certificate No. 55939.


                              Yours very truly,


                              /s/ GRUY ENGINEERING CORPORATION
                              ----------------------------------
                                  GRUY ENGINEERING CORPORATION

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

                     TAX CONSIDERATIONS TO OWNERS OF UNITS

FEDERAL INCOME TAX CONSIDERATIONS

INTRODUCTION

     The following summary discusses the federal income tax consequences attendant to the acquisition, ownership and disposition of Units. However, for the following reasons, no assurance can be given that the tax treatment described in this summary will be available. First, administrative and judicial interpretations of recent changes in the tax law affecting these matters are nonexistent or insufficient to provide definitive guidance as to the proper tax treatment of certain items. Second, certain of the tax consequences described herein are not subject to clear resolution under present law and the existing administrative and judicial interpretations thereof. Third, the laws or regulations affecting these matters are subject to new interpretations, by the Internal Revenue Service (the "Service") or by the courts, which could adversely affect Unit holders.

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

     These favorable rulings are consistent with a legal opinion the Company received from tax counsel prior to the Distribution. The opinion of counsel is not binding on the Service or the courts, and the Service may revoke its favorable rulings, as mentioned above. If it were to do so, there can be no assurance that the position of the Service would not be upheld in a judicial proceeding.

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

     General Features of Partnership Taxation. An organization which is properly classifiable as a partnership for federal income tax purposes is not a taxable entity and incurs no federal income tax liability. Instead, each item of partnership income, gain, loss, deduction, credit, and tax preference flows through to the partners, substantially as though the partners had received or expended such item directly. Each Unit holder is required to take into account in computing his federal income tax liability his distributive share of all items of Partnership income, gain, loss, deduction, credit and tax preference for each taxable year of the Partnership ending with or within his taxable year based on the Partnership's method of accounting, without regard to the Unit holder's method of accounting or whether the Unit holder received or will receive any cash distributions. Consequently, it is possible that in any year a Unit holder's share of the taxable income of the Partnership (and possibly the income tax payable by him with respect to such taxable income) may exceed the cash, if any, actually distributed in such year. See "Accounting for Income and Deductions", below.

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

     Trust Administrative Expenses. For individuals, miscellaneous itemized deductions are deductible only to the extent that, in the aggregate, they exceed 2% of the Unit holder's adjusted gross income. However, Section 62(a)(4) of the Code provides that deductions attributable to property held for the production of royalty income may be deducted in arriving at a taxpayer's adjusted gross income. Trust administrative expenses are incurred by the Trustee on behalf of Unit holders in connection with the income from the Royalties flowing through the Partnership and Trust and, therefore, may be deducted in arriving at a Unit holder's adjusted gross income. Accordingly, such deductions should not be subject to the 2% floor affecting miscellaneous itemized deductions.

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

     Unit holders must include Trust income or loss, net of Trust administrative expenses and cost depletion deductions, in their calculation of net portfolio income or loss. Because Trust net income or loss is considered portfolio income or loss, it may not be used to offset a Unit holder's income or losses from passive activities. The tax laws relating to the various classifications of income and the tax consequences of these classifications are complex. Unit holders should consult their tax advisors to determine the impact of these provisions on their individual tax situations.

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

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat the income from the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30% withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form 4224, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form 4224 (or substitute statement) must be filed with the Trustee for each calendar year in order to effect an exemption from withholding for that year's income. Final regulations issued under Section 1441, which are effective for payments made beginning January 1, 1999, require that such exemption be claimed on Form W-8, Certificate of Foreign Status, and would extend the validity period from one to three years. If the Trustee holds a valid Form 4224 or a substitute statement containing information as required under regulations, in effect prior to January 1, 1999, such certificate or statement will be treated as a valid withholding certificate until its validity expires under those regulations or, if earlier, until December 31, 1999. Because the application of the Final Withholding Regulations will vary depending on a holder's particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Final Withholding Regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

     Sale of Units. Generally, a Unit holder will realize gain or loss on the sale or exchange of Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Unit at the time of the sale or exchange. Subject to the recapture provisions contained in Code Section 1254, gain or loss on the sale of Units realized by a holder who is not a "dealer" with respect to such Units and who held them for more than 12 months will generally be treated as long-term capital gain or loss, provided the taxpayer held the Units as a capital asset. (Under recently enacted legislation, noncorporate taxpayers (i.e., individuals) may be entitled to different capital gains rates on Units held for more than twelve months and those held more than eighteen months. Gain constituting Code Section 1254 recapture will be characterized as ordinary income. For oil and gas properties placed in service after December 31, 1986, the Code Section 1254 recapture amount will include depletion deductions which reduced the Unit holder's basis in such property. See "Depletion Deductions" above.

     The sale of Units should be considered, for tax purposes, as the sale of an interest in the Partnership. Income allocable to such Units to the date of sale will be taxable to the selling owner of Units, and the purchaser of Units will be taxable on income allocable to such Units from the date of purchase forward. See "Accounting for Income and Deductions", below. Certain information reporting requirements may apply to the sale of Units. See "Information Return Filing Requirements", below. The Partnership has made an election under Section 754 of the Code to allow each subsequent purchaser of Units to take a basis in his share of the Royalties which reflects his cost basis in the Units (as opposed to his pro rata share of the Partnership's basis in the Royalties) for purposes of calculating deductions for depletion and abandonments with respect to such Royalties.

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 1997 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

     Audit of Partnership and Trust Returns. While no federal income tax is required to be paid by organizations which are classified as partnerships or grantor trusts, partnerships and grantor trusts must file informational federal income tax returns which are subject to examination by the Service.

     The Code provides that the tax treatment of "partnership items" is determined at the partnership level rather than at the partner level. These rules, which apply to the Partnership, provide in general for partnership level Service audits and deficiency proceedings or claims for refund in respect of "partnership items". These rules also provide for the designation of a "tax matters partner" (the Company, in the case of the Partnership), has the power to
(i) extend the applicable statute of limitations on assessments of tax (normally three years) attributable to "partnership items" and (ii) enter into settlement agreements which will bind other partners unless they specifically elect not to be bound. Under Treasury regulations, the term "partnership items" includes, insofar as may be relevant in the case of the Partnership, (i) the Partnership's aggregate and each partner's distributive share of items of income, gain, loss, deduction or credit, (ii) items of the Partnership which may be tax preference items under Section 57(a) of the Code for any partner, (iii) optional adjustments to the basis of Partnership property pursuant to an election under
Section 754 (including necessary preliminary determinations, such as the determination of a transferee partner's basis in a Partnership interest) and
(iv) windfall profit tax (for periods when the windfall profit tax was in effect). Further, a person whose tax is indirectly determined by taking into account partnership items, such as a Unit holder, is required to notify the Service if he treats partnership items inconsistently with the treatment on the partnership return. Failure to notify will allow the Service to assess the resulting deficiency without further proceedings, and may result in a penalty. See "Other Possible Penalties". Each Unit holder should consult a tax advisor to determine the effects of the applicability of these rules to the Partnership.

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

     The Trust Agreement and the Partnership Agreement provide that income and deductions of the Trust and the Partnership during the period ended on each Monthly Record Date will be allocated to the Unit holders of Record on that Monthly Record Date. The Code generally requires that items of partnership income and deduction be allocated among transferors and transferees of partnership interests, as well as among partners whose interests otherwise vary during a taxable period, on a daily basis. However, the Conference Committee Report with respect to the applicable Code provision states that regulations will provide a convention permitting such allocations to be made on a monthly basis. Furthermore, relevant legislative history indicates that allocations on a reasonable basis will be permitted pending adoption of prospective regulations governing the matter. It is uncertain whether the Service will accept the allocation method used by the Partnership and the Trust or will require income and deductions of the Partnership or the Trust to be determined and allocated daily or based on some other method of proration. If the Service made such a contention, the judicial response would also be uncertain. The Trustee believes that the allocation method adopted for the Trust and the Partnership is reasonable and consistent with the purposes of applicable Code provisions. In the event regulations are proposed which prescribe a convention which is inconsistent with the method used by the Trust and the Partnership, the Trustee intends to offer comments on the proposed regulations and to take other action it deems appropriate in order to attempt to persuade the Service to adopt a convention which would enable the Trust and the Partnership to continue to use the allocation method now in use. In the event such a convention is not provided, the Service may contend that taxable income or losses should be allocated among Unit holders in a different manner. If any such contention were sustained, the Unit holders' respective tax liabilities would be adjusted, and some could be required to pay additional tax. A Unit holder who transfers or acquires Units should consult with his tax advisor with regard to the proper reporting of income received and expenses paid by the Trust or the Partnership during the month in which such Units are acquired or transferred.

     Related Tax Effects on Unit Holders. The ownership of Units may result in the federal income tax returns of a Unit holder being subject to scrutiny by the Service. A Unit holder's returns may be examined as a result of an audit of the Trust or the Partnership, and the Service may make adjustments to such returns which are unrelated to the Distribution and the ownership of Units.

     The tax classification of the Trust and the Partnership directly affects the reporting by the Unit holders of the Trust's income and distributions. A Unit holder who treats the Trust as a grantor trust would pay tax attributable to the Trust's portion of the Partnership's income and income from other sources received or accrued (depending on his method of accounting) even though no cash was distributed by the Trust. If a Unit holder reports income attributable to the Trust in a manner that is inconsistent with the final determination of the status of the Trust or the Partnership, such Unit holder may be liable for a deficiency (including interest) or may be required to file timely a claim for refund in order to obtain any overpayment of taxes. In addition, any tax deficiency or refund claim arising out of a Unit holder's reporting of Trust income could increase the likelihood of an audit of such Unit holder's tax return.

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

     The Company took the position on its tax returns that the distribution of the Royalties did not trigger Section 1254 recapture. The Service subsequently audited the Company's federal income tax returns for 1983, the year in which the Trust was created and in which the Units were distributed, and assessed a deficiency attributable to the distribution of the Units and recapture of IDC under Section 1254 of the Code. The Company responded to this formal adjustment to its tax liability by filing a petition in the United States Tax Court contesting this deficiency, and in 1989 the Tax Court rendered an opinion favorable to the Company. The IRS did not appeal the ruling of the Tax Court. Consequently, the Tax Court's opinion is now final and nonappealable.

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

INFORMATION RETURN FILING REQUIREMENTS

     Under the Code, any partner who sells or exchanges (other than through a broker) an interest in a partnership holding "unrealized receivables" or certain inventory within the meaning of Section 751 of the Code is required to notify the partnership of such transaction within 30 days of the transfer (or, if earlier, January 15 of the calendar year following the calendar year in which the exchange occurred). Any such partner who fails to so notify the partnership may be subject to a $50 penalty for each such failure. Furthermore, the partnership is required to notify the Service of any sale or exchange (of which it has notice) of a partnership interest, and to report the name and address of the transferee and the transferor who were parties to such transaction, along with all other information required by applicable Treasury regulations. The partnership must also provide the information to the transferor and the transferee. If the partnership fails to furnish any such notification, it may be subjected to a penalty of $50 per failure, up to an annual maximum of $100,000.

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

     Louisiana imposes an income tax on all corporations, and other entities treated as corporations, if they earn or receive income derived from or attributable to sources within Louisiana. Oil and gas Royalty income, net of expenses, is generally treated as allocable income in Louisiana (oil and gas Royalty income is specifically allocated to where the property is located). Gain or loss on the sale of Units is also considered allocable income and is allocated to the state in which the Units have business situs (if they have been so used in connection with the taxpayer's business to acquire a business situs) or, in the absence of a business situs, to the taxpayer's commercial domicile. Thus, for an individual who is not a resident of Louisiana, in the absence of a business situs, gain or loss will be allocated to the nonresident's legal domicile. The income tax rates for corporations range from a low of 4 percent to a high of 8 percent.

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

     Louisiana also imposes a franchise tax on corporations based on a corporation's capital (borrowed or contributed) and undistributed surplus. The amount subject to Louisiana franchise tax is apportioned where assets are owned or revenue is earned outside of Louisiana. Thus, a Unit holder subject to Louisiana franchise tax would apportion its franchise tax base taking into account only such Unit holder's interest to the extent it is attributable to property located and revenue generated in Louisiana.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 1997 and 1996.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 1997 and 1996 (applicable to production for October 1996 through September 1997 and October 1995 through September 1996) are also included in the table below.

                                     1997 QUARTER ENDED                          1996 QUARTER ENDED
                          -----------------------------------------   -----------------------------------------
                          MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                          --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High Sales Price......  $ 5 3/8    $ 5 5/8    $ 5 1/4    $ 5 1/4    $ 4 3/8    $ 5 1/8    $ 4 7/8    $ 4 7/8
  Low Sales Price.......  4 3/8      4 11/16    4 1/4      4 1/8      3 3/8      4 1/8      4 1/8      4
Distributions per
  Unit..................  $0.1865    $0.2137    $0.1123    $0.1575    $0.1852    $0.2811    $0.2147    $0.1515

     The total number of Unit holders of record as of March 20, 1998 was 6,628.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                        YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       1997          1996          1995         1994          1993
                                    -----------   -----------   ----------   -----------   ----------
Revenues..........................  $13,281,125   $16,335,605   $7,200,588   $10,358,681   $9,107,659
Cash earnings.....................   12,729,412    15,811,746    6,619,563     9,687,476    8,219,673
Cash distributions to Unit
  holders.........................   12,724,229    15,810,105    6,626,123     9,687,120    8,272,465
Cash distributions per Unit.......  $    .67000   $   0.83250   $  0.34890   $   0.51008   $  0.43559

                                                           AS OF DECEMBER 31,
                                    -----------------------------------------------------------------
                                       1997          1996          1995         1994          1993
                                    -----------   -----------   ----------   -----------   ----------
Trust Corpus......................  $ 3,747,726   $ 4,432,543   $5,851,902   $ 7,030,462   $8,439,106

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     Since 1996, BR has been in the process of implementing new financial and operating computer systems. The first phase of implementation was completed in the first quarter of 1997 for certain operating areas within BR. The remaining operating and financial systems are scheduled for implementation in phases, with project completion scheduled for the fourth quarter of 1998. These new systems are year 2000 compliant. Additionally, BR is in the process of identifying suppliers and business partners who are not prepared to offer assurance that their systems will be year 2000 compliant. The cost of achieving year 2000 compliance is not expected to have a materially adverse effect on the distributions or operations of the Trust.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 1997, 1996 and 1995 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 1997, 1996 and 1995, respectively.

     Distributions to Unit holders for 1997, 1996 and 1995 amounted to $12,724,229 ($0.67000 per Unit), $15,810,105 ($0.83250 per Unit), and $6,626,123
($0.34890 per Unit), respectively. During these years the Trust received cash of $13,281,125, $16,335,605, and $7,200,588, respectively, from the Working
Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1997             1996             1995
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 53,076,483     $ 53,312,854     $ 45,682,270
  Production costs and expenses...............   (15,900,901)     (16,692,110)     (14,458,094)
  Capital expenditures........................   (12,968,988)      (7,784,396)     (15,882,245)
                                                ------------     ------------     ------------
          Net Proceeds........................  $ 24,206,594     $ 28,836,348     $ 15,341,931
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $ 13,125,292     $ 16,107,110     $  6,973,858
  Fee Lands Royalties.........................       155,833          233,445          226,730
                                                ------------     ------------     ------------
                                                  13,281,125       16,340,555        7,200,588
  Partnership expenses........................             0           (4,950)              --
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $ 13,281,125     $ 16,335,605     $  7,200,588
                                                ============     ============     ============

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased marginally during the 1997 operating period, following the 17% increase of the prior year. The decrease in revenues resulted from lower natural gas production at South Pass 89, lower crude oil production at South Pass 89 and Offshore Louisiana, and lower natural gas liquids production at Jay Field.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties generally increased in 1997. Crude oil prices increased from $19.24 per barrel for the 1996 operating period to $20.64 per barrel for the comparable 1997 period, while natural gas liquids prices increased from $10.01 per barrel to $13.40 per barrel. Average natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties decreased slightly during 1997 from $2.58 per thousand cubic feet for the 1996 operating period to $2.57 per thousand cubic feet for the 1997 operating period.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 5% during the 1997 operating period following the increase of 15% during the 1996 operating period.

The decrease was due to lower operating expenses at South Pass 89 and lower repair and maintenance costs at Jay Field and South Pass 89.

     Capital expenditures increased by 67% in the 1997 operating period after the 51% decrease in the 1996 operating period. The higher expenditures were primarily due to increased drilling expenditures at South Pass 89 and Offshore Louisiana. Higher expenditures for nitrogen injectant at Jay Field and higher facilities costs at Jay Field, South Pass 89 and Offshore Louisiana also contributed to the increase in capital expenditures.

     The Trust's Fee Lands Royalties decreased 33% to approximately $156,000 in 1997. The amount of Fee Lands leased as of December 31, 1997 is approximately 5,437 acres.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997          1996          1995
                                                        -----------   -----------   -----------
Royalty revenues......................................  $13,281,125   $16,335,605   $ 7,200,588
Trust administrative expenses.........................     (551,713)     (523,859)     (581,025)
                                                        -----------   -----------   -----------
Cash earnings.........................................   12,729,412    15,811,746     6,619,563
Changes in undistributed cash.........................       (5,183)       (1,641)        6,560
                                                        -----------   -----------   -----------
Cash distributions....................................  $12,724,229   $15,810,105   $ 6,626,123
                                                        ===========   ===========   ===========
Cash distributions per Unit...........................  $    .67000   $    .83250   $    .34890
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1997 AND 1996

                                                                  1997            1996
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     21,726    $     16,543
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      83,490,000
Less accumulated amortization (note 3)......................   (72,556,000)    (79,074,000)
                                                              ------------    ------------
     Total assets...........................................  $  3,747,726    $  4,432,543
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  3,747,726    $  4,432,543
Contingencies (note 4)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  3,747,726    $  4,432,543
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997           1996           1995
                                                     -----------    -----------    -----------
Trust corpus, beginning of period (note 3).........  $ 4,432,543    $ 5,851,902    $ 7,030,462
Cash earnings......................................   12,729,412     15,811,746      6,619,563
Cash distributions.................................  (12,724,229)   (15,810,105)    (6,626,123)
Amortization of royalty interests (note 3).........     (690,000)    (1,421,000)    (1,172,000)
                                                     -----------    -----------    -----------
Trust corpus, end of period........................  $ 3,747,726    $ 4,432,543    $ 5,851,902
                                                     ===========    ===========    ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has had no significant effects on the Trust.

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

     The Trust is passive, with Chase Bank of Texas, National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 1997 the Fee Lands consisted of approximately 35,000 gross acres.

                               LL&E ROYALTY TRUST

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was reduced by $.1 million in 1997, $.06 million in 1996 and increased by $.4 million in 1995 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The initial carrying value and related accumulated amortization has been reduced by the amounts attributed to the Fort Worth Basin property which was sold in January 1997. Proceeds from the sale were included in the cash distribution in April 1997. The unamortized balance at December 31, 1997 is not indicative of the fair market value of the interests held by the Trust.

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

(4) FEDERAL INCOME TAX MATTERS

     In May and June 1983, the Company applied to the Internal Revenue Service
(IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust will be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty will be considered an economic interest in oil and gas in place, and each Overriding Royalty will constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code (Code), (f) the steps taken to create the Trust and the Partnership and to distribute the Units would be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered

                               LL&E ROYALTY TRUST
for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of December 31, 1997 was approximately $2,300,000, 90% of which was otherwise distributable to the Trust. The Escrow amount has been reduced by plug and abandonment costs related to an Offshore Louisiana property disposed of in July 1997.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Gruy Engineering Corporation, independent petroleum engineers ("Gruy") as of September 30, 1997, 1996 and 1995. Reserve quantities imputed to the Trust were calculated by Gruy by multiplying Gruy's estimated proved net reserves (barrels of oil and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Gruy's estimated future net revenues to the Trust to Gruy's estimated future gross revenues to the Working Interest

                               LL&E ROYALTY TRUST

Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 1997, 1996 and 1995.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the Working Interest Owner's calculation of the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1994 to September 30, 1995, 1996 and 1997 (all of which estimates were prepared by Gruy). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The amounts estimated do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Gruy took into consideration capital expenditures estimated to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Gruy report. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1997       1996       1995
                                                             --------   --------   --------
Future net revenues........................................  $117,559   $104,254   $ 53,337
10% annual discount for estimated timing of net
  revenues.................................................   (59,584)   (47,361)   (20,831)
                                                             --------   --------   --------
Present value of future net revenues.......................  $ 57,975   $ 56,893   $ 32,506
                                                             ========   ========   ========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                             IMPUTED             PRESENT VALUE
                                                         PROVED RESERVES           OF FUTURE
                                                      ---------------------      NET REVENUES
                                                      LIQUIDS        GAS          (THOUSANDS
                                                      (MBBL)        (MMCF)        OF DOLLARS)
                                                      -------      --------      -------------
Estimated at September 30, 1994.....................   2,945         9,449         $ 34,164
     Production.....................................    (355)       (1,217)          (7,201)
     Revisions of estimates(1)......................    (165)          240            2,127
     Accretion of discount..........................     n/a           n/a            3,416
                                                       -----        ------         --------
Estimated at September 30, 1995.....................   2,425         8,472         $ 32,506
     Production.....................................    (449)       (3,097)         (16,336)
     Revisions of estimates(1)......................   2,051         2,965           37,472
     Accretion of discount..........................     n/a           n/a            3,251
                                                       -----        ------         --------
Estimated at September 30, 1996.....................   4,027         8,340         $ 56,893
     Production.....................................    (396)       (1,884)         (13,281)
     Revisions of estimates(1)......................   1,457         2,462            8,674
     Accretion of discount..........................     n/a           n/a            5,689
                                                       -----        ------         --------
Estimated at September 30, 1997.....................   5,088         8,918         $ 57,975
                                                       =====        ======         ========

                               LL&E ROYALTY TRUST

     The computation of the present value of future net revenues relating to proved reserves at September 30, 1997 was based on average natural gas prices of $2.84 per thousand cubic feet and on average liquids of approximated $18.70 per barrel. Prices received in December 1997 approximated $2.73 per thousand cubic feet for natural gas and $16.85 per barrel of crude oil. Had these prices been used, the present value of future net revenues relating to proved reserves would have been reduced. Crude oil prices have continued to decline since December 1997.

------------

(1) Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating and capital costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves.

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 1997 and 1996, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 1997 and 1996, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1997, on the basis of accounting described in Note 3.

                                                      KPMG PEAT MARWICK LLP

New Orleans, Louisiana
March 6, 1998

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 20, 1998.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. Chase Bank of Texas, N.A. as Trustee of the Trust, owns no Units. Chase Bank of Texas, N.A. in its individual capacity (the "Bank") also owns no Units. As of March 20, 1998, the Trust Department of the Bank held 7,125 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

     (c) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Chase Bank of Texas, N.A. and the Company and its subsidiaries have a number of banking and trust relationships.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 1997, 1996 and 1995..........................    41

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 1997
          and 1996..................................................    41

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 1997, 1996 and 1995..........................    41

        Notes to Financial Statements...............................    42

        Independent Auditors' Report................................    47

     (b) REPORTS ON FORM 8-K

        None.

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            27            --  Financial Data Schedule.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.

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

Date:  March 20, 1998

LL&E ROYALTY TRUST
                     (Registrant)

By:  CHASE BANK OF TEXAS,
     NATIONAL ASSOCIATION, Trustee

     By:                           /s/ PETE FOSTER
         -------------------------------------------------------
                                       Pete Foster
                         Senior Vice President and Trust Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).