Form 10-Q
period 1998-03-31
LL&E ROYALTY TRUST
filed 1998-05-12
CIK 721765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8518

                               LL&E ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                        TEXAS                                                 76-6007940
    (State or other jurisdiction of incorporation                          (I.R.S. Employer
                   or organization)                                      Identification No.)

      CHASE BANK OF TEXAS, NATIONAL ASSOCIATION                                 77002
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

     At May 12, 1998, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
================================================================================

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Auditors' Review Report....................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   13
Signature...................................................   14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The cash earnings and distributions for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year 1998.

     The March 31, 1998 and 1997 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Royalty revenues............................................  $ 4,086,772    $ 3,726,636
Trust administrative expenses...............................     (151,318)      (181,448)
                                                              -----------    -----------
Cash earnings...............................................    3,935,454      3,545,188
Changes in undistributed cash...............................        7,716         (3,302)
                                                              -----------    -----------
Cash distributions..........................................  $ 3,943,170    $ 3,541,886
                                                              ===========    ===========
Cash distributions per Unit.................................  $     .2076    $     .1865
                                                              ===========    ===========
Units outstanding...........................................   18,991,304     18,991,304
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,      DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     14,010    $     21,726
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (72,761,000)    (72,556,000)
                                                              ------------    ------------
          Total assets......................................  $  3,535,010    $  3,747,726
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  3,535,010    $  3,747,726
Contingencies (note 4)
                                                              ------------    ------------
          Total liabilities and Trust Corpus................  $  3,535,010    $  3,747,726
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Trust Corpus, beginning of period (note 3)..................  $ 3,747,726    $ 4,432,543
Cash earnings...............................................    3,935,454      3,545,288
Cash distributions..........................................   (3,943,170)    (3,541,886)
Amortization of royalty interest (note 3)...................     (205,000)      (262,000)
                                                              -----------    -----------
Trust Corpus, end of period.................................  $ 3,535,010    $ 4,173,945
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1998
(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has no significant effects on the Trust.

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

     The Trust is passive, with Chase Bank of Texas National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange.

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

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1998

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 1998, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 1998, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997.

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1998

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1998

total cumulative Offshore Louisiana escrow balance as of March 31, 1998 was approximately $2,300,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 1998, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 1997, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 6, 1998, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in
Note 3.

                                          KPMG PEAT MARWICK LLP

New Orleans, Louisiana
April 24, 1998

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 1998 and 1997 (the 1998 and 1997 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 1997 (the "Current Operating Period") and October through December of 1996 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 1998 and 1997 First Quarters amounted to $3,943,170 ($.2076 per Unit) and $3,541,886 ($.1865 per Unit), respectively.
During these periods, the Trust received cash of $4,086,772 and $3,726,636, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1998 and 1997 First Quarters were as follows:

                                                          1998          1997
                                                        --------      --------
January...............................................  $ .0765       $ .0537
February..............................................    .0838         .0582
March.................................................    .0473         .0746
                                                        -------       -------
                                                        $ .2076       $ .1865
                                                        =======       =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1998 and 1997:

                               FIRST QUARTER 1998

                                                 SOUTH       OFFSHORE     FORT WORTH
                                 JAY FIELD      PASS 89      LOUISIANA     BASIN(2)       TOTAL
                                -----------   -----------   -----------   ----------   -----------
Revenues:
  Liquids.....................  $ 5,919,980   $ 1,794,236   $   279,878    $      0    $ 7,994,094
  Natural gas.................      565,218     1,816,411     1,922,992           0      4,304,621
                                -----------   -----------   -----------    --------    -----------
                                  6,485,198     3,610,647     2,202,870           0     12,298,715
Production costs and
  expenses....................   (3,604,703)     (278,320)     (474,635)          0     (4,357,658)
Capital expenditures..........   (1,475,551)      (53,077)       33,565           0     (1,495,063)
                                -----------   -----------   -----------    --------    -----------
Net Proceeds..................  $ 1,404,944   $ 3,279,250   $ 1,761,800    $      0    $ 6,445,994
                                ===========   ===========   ===========    ========    ===========
Overriding Royalties paid to
  the Trust(1)................  $   844,462   $ 1,639,625   $ 1,585,620    $      0    $ 4,069,707
                                ===========   ===========   ===========    ========
Fee Lands Royalties.................................................................        17,065
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 4,086,772
                                                                                       ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Jay Field approximately $284,000 of excess production costs were recoverable from future revenues as of March 31, 1998.

(2) On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date. The Trust's interests in the proceeds of the sale less excess production costs recoverable as of September 30, 1996 were distributed to the Trust in April 1997.

                               FIRST QUARTER 1997

                                                    SOUTH       OFFSHORE     FORT WORTH
                                    JAY FIELD      PASS 89      LOUISIANA     BASIN(2)       TOTAL
                                   -----------   -----------   -----------   ----------   ------------
Revenues:
  Liquids........................  $ 8,131,420   $ 1,765,843   $   636,766    $      0    $ 10,534,029
  Natural gas....................      551,525     2,277,984     1,432,479           0       4,261,988
                                   -----------   -----------   -----------    --------    ------------
                                     8,682,945     4,043,827     2,069,245           0      14,796,017
Production costs and expenses....   (3,446,919)       56,432      (356,000)          0      (3,746,487)
Capital expenditures.............   (1,893,947)     (504,403)   (1,344,340)          0      (3,742,690)
                                   -----------   -----------   -----------    --------    ------------
Net Proceeds.....................  $ 3,342,079   $ 3,595,856   $   368,905    $      0    $  7,306,840
                                   ===========   ===========   ===========    ========    ============
Overriding Royalties paid to the
  Trust(1).......................  $ 1,671,039   $ 1,797,928   $   205,598    $      0    $  3,674,565
                                   ===========   ===========   ===========    ========
Fee Lands Royalties....................................................................         52,071
                                                                                          ------------
Royalties paid to the Trust............................................................   $  3,726,636
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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1998 and 1997:

                                                                    FIRST QUARTER
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Net Proceeds:
  Revenues..................................................  $12,298,715    $14,796,017
  Production costs and expenses.............................   (4,357,658)    (3,746,487)
  Capital expenditures......................................   (1,495,063)    (3,742,690)
                                                              -----------    -----------
  Net Proceeds..............................................  $ 6,445,994    $ 7,306,840
                                                              ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $ 4,069,707    $ 3,674,565
  Fee Lands Royalties.......................................       17,065         52,071
                                                              -----------    -----------
  Royalties paid to the Trust...............................  $ 4,086,772    $ 3,726,636
                                                              ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period decreased 17% from the Prior Year's Operating Period primarily as a result of lower crude oil and natural gas liquids prices. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $18.43, $9.70 and $3.21, respectively. In the comparable 1997 period average crude oil, natural gas liquids and natural gas prices were $23.27, $17.44 and $2.83, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 16% primarily as a result of higher lease operating expenses at Jay Field and Offshore Louisiana. The increase was partially offset by lower production related taxes at Jay Field. Net lease operating expense credits applied in the Prior Year's Operating Period at South Pass 89 contributed to the increase.

     Capital expenditures decreased by 60% in the Current Operating Period due to lower drilling activity at Offshore Louisiana and lower expenditures at Jay Field and South Pass 89.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 103,874 barrels for the Current Operating Period and 108,232 for the Prior Year's Operating Period. Imputed natural gas production was 733,759 thousand cubic feet and 417,666 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At March 31, 1998, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 6,000 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: CHASE BANK OF TEXAS, NATIONAL
                                              ASSOCIATION
                                              Trustee

                                             By:      /s/  PETE FOSTER

                                              ----------------------------------
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                             Officer

Date: May 12, 1998

NOTE: Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
           27             Financial Data Schedule