Form 10-Q
period 1998-06-30
LL&E ROYALTY TRUST
filed 1998-08-12
CIK 721765

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

For the quarterly period ended June 30, 1998.

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

       Registrant's telephone number, including area code: (713) 216-5447

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No ______

     At August 10, 1998, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The cash earnings and distributions for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year 1998.

     The June 30, 1998 and 1997 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
Royalty revenues.............................  $2,930,890   $4,165,140   $7,017,662   $7,891,776
Trust administrative expenses................    (131,602)    (122,217)    (282,920)    (303,565)
                                               ----------   ----------   ----------   ----------
Cash earnings................................   2,799,288    4,042,923    6,734,742    7,588,211
Changes in undistributed cash................      (6,166)      15,537        1,550       12,135
                                               ----------   ----------   ----------   ----------
Cash distributions...........................  $2,793,122   $4,058,460   $6,736,292   $7,600,346
                                               ==========   ==========   ==========   ==========
Cash distributions per Unit..................  $    .1471   $    .2137   $    .3547   $    .4002
                                               ==========   ==========   ==========   ==========
Units outstanding............................  18,991,304   18,991,304   18,991,304   18,991,304
                                               ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1998           1997
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     20,176   $     21,726
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (72,944,000)   (72,556,000)
                                                              ------------   ------------
          Total assets......................................  $  3,358,176   $  3,747,726
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  3,358,176   $  3,747,726
Contingencies (note 4)
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  3,358,176   $  3,747,726
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 3,747,726   $ 4,432,543
Cash earnings...............................................    6,734,742     7,588,211
Cash distributions..........................................   (6,736,292)   (7,600,346)
Amortization of royalty interest (note 3)...................     (388,000)     (590,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 3,358,176   $ 3,830,408
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1998
(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the Trust and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has no significant effects on the Trust.

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

(2) NET OVERRIDING ROYALTY INTERESTS AND FEE LANDS ROYALTIES

     The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds prior to January 1997, the Productive Properties were grouped geographically into four groups of leases, each of which has been defined as a separate Property. In January 1997, the Fort Worth Basin property was sold, therefore only three groups of leases remain. Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 4 below; (c) all operating charges directly associated with the Productive Properties; (d) an

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1998

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 1998, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 1998 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1998

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution, the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1998

Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of June 30, 1998 was approximately $2,300,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of June 30, 1998, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 1998 and 1997 and changes in Trust corpus for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

                                          KPMG PEAT MARWICK LLP

Houston, Texas
August 7, 1998

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     The unaudited data included in the financial statements and notes thereto in Item 1 are an integral part of this discussion and analysis and should be read in conjunction herewith. The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalties, and certain other matters, has been furnished by the Working Interest Owner.

INFORMATION SYSTEMS FOR THE YEAR 2000

     Since 1996, BR has been in the process of implementing new financial and operating computer systems. The first phase of implementation was completed in the first quarter of 1997 for certain operating areas within BR. The remaining operating and financial systems are scheduled for implementation in phases, with project completion scheduled for the fourth quarter of 1998. These new systems are year 2000 compliant. Additionally, BR is in the process of identifying suppliers and business partners who are not prepared to offer assurance that their systems will be year 2000 compliant. The cost of achieving year 2000 compliance is not expected to have an adverse effect on the distributions or operations of the Trust.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 1998 and 1997 (the 1998 and 1997 "Second Quarter" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 1998 and 1997, respectively, and the periods October 1997 through March 1998 and October 1996 through March 1997 (the 1998 and 1997 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1998 and 1997 Second Quarters amounted to $2,793,122 ($.1471 per Unit) and $4,058,460 ($.2137 per Unit),
respectively. During these periods, the Trust received cash of $2,930,890 and $4,165,140 respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1998 and 1997 Second Quarters were as follows:

                                                          1998          1997
                                                        --------      --------
April.................................................  $ .0354       $ .1303
May...................................................    .0623         .0569
June..................................................    .0494         .0265
                                                        -------       -------
                                                        $ .1471       $ .2137
                                                        =======       =======

     Distributions to Unit holders for the First Half of 1998 and 1997 amounted to $6,736,292 ($.3547 per Unit) and $7,600,346 ($.4002 per Unit), respectively.
During these periods, the Trust received cash of $7,017,662 and $7,891,776, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1998:

                              SECOND QUARTER 1998

                                                                    OFFSHORE    FORT WORTH
                                      JAY FIELD    SOUTH PASS 89   LOUISIANA     BASIN(2)       TOTAL
                                     -----------   -------------   ----------   ----------   -----------
Revenues:
  Liquids..........................  $ 4,670,505    $1,375,397     $  284,047      $ 0       $ 6,329,949
  Natural gas......................      296,378     1,047,153      1,641,993        0         2,985,524
                                     -----------    ----------     ----------      ---       -----------
                                       4,966,883     2,422,550      1,926,040        0         9,315,473
Production costs and expenses......   (2,695,806)     (209,169)      (499,903)       0        (3,404,878)
Capital expenditures...............     (897,271)      (42,081)        (2,314)       0          (941,666)
                                     -----------    ----------     ----------      ---       -----------
Net Proceeds.......................  $ 1,373,806    $2,171,300     $1,423,823      $ 0       $ 4,968,929
                                     ===========    ==========     ==========      ===       ===========
Overriding Royalties paid to the
  Trust(1).........................  $   544,913    $1,085,650     $1,281,441      $ 0       $ 2,912,004
                                     ===========    ==========     ==========      ===
Fee Lands Royalties.......................................................................        18,886
                                                                                             -----------
Royalties paid to the Trust...............................................................   $ 2,930,890
                                                                                             ===========

                                FIRST HALF 1998

                                                                    OFFSHORE    FORT WORTH
                                      JAY FIELD    SOUTH PASS 89   LOUISIANA     BASIN(2)       TOTAL
                                     -----------   -------------   ----------   ----------   -----------
Revenues:
  Liquids..........................  $10,590,485    $3,169,633     $  563,925      $ 0       $14,324,043
  Natural gas......................      861,596     2,863,564      3,564,985        0         7,290,145
                                     -----------    ----------     ----------      ---       -----------
                                      11,452,081     6,033,197      4,128,910        0        21,614,188
Production costs and expenses......   (6,300,509)     (487,489)      (974,538)       0        (7,762,536)
Capital expenditures...............   (2,372,822)      (95,158)        31,251        0        (2,436,729)
                                     -----------    ----------     ----------      ---       -----------
Net Proceeds.......................  $ 2,778,750    $5,450,550     $3,185,623      $ 0       $11,414,923
                                     ===========    ==========     ==========      ===       ===========
Overriding Royalties paid to the
  Trust(1).........................  $ 1,389,375    $2,725,275     $2,867,061      $ 0       $ 6,981,711
                                     ===========    ==========     ==========      ===
Fee Lands Royalties.......................................................................        35,951
                                                                                             -----------
Royalties paid to the Trust...............................................................   $ 7,017,662
                                                                                             ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds.

(2) On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date. The Trust's interests in the proceeds of the sale less production costs recoverable as of September 30, 1996 were distributed to the Trust in April 1997.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1997:

                              SECOND QUARTER 1997

                                                     SOUTH       OFFSHORE     FORT WORTH
                                     JAY FIELD      PASS 89      LOUISIANA     BASIN(2)       TOTAL
                                    -----------   -----------   -----------   ----------   -----------
Revenues:
  Liquids.........................  $ 7,485,758   $ 1,866,611   $   506,648    $     0     $ 9,859,017
  Natural Gas.....................    1,019,906     2,388,959     1,541,631          0       4,950,496
  Fort Worth Basin proceeds.......            0             0             0     65,000          65,000
                                    -----------   -----------   -----------    -------     -----------
                                      8,505,664     4,255,570     2,048,279     65,000      14,874,513
Production costs and expenses.....   (4,559,230)      (85,647)     (531,189)         0      (5,176,066)
Capital expenditures..............   (1,302,008)     (726,869)   (1,612,001)         0      (3,640,878)
                                    -----------   -----------   -----------    -------     -----------
Net Proceeds......................  $ 2,644,426   $ 3,443,054   $   (94,911)   $65,000     $ 6,057,569
                                    ===========   ===========   ===========    =======     ===========
Overriding Royalties paid to the
  Trust(1)........................  $ 1,322,213   $ 1,721,527   $ 1,025,656    $46,116     $ 4,115,512
                                    ===========   ===========   ===========    =======
Fee Lands Royalties.....................................................................        49,628
                                                                                           -----------
Royalties paid to the Trust.............................................................   $ 4,165,140
                                                                                           ===========

                                FIRST HALF 1997

                                                     SOUTH       OFFSHORE     FORT WORTH
                                     JAY FIELD      PASS 89      LOUISIANA     BASIN(2)       TOTAL
                                    -----------   -----------   -----------   ----------   -----------
Revenues:
  Liquids.........................  $15,617,178   $ 3,632,454   $ 1,143,414    $     0     $20,393,046
  Natural Gas.....................    1,571,431     4,666,943     2,974,110          0       9,212,484
  Fort Worth Basin proceeds.......            0             0             0     65,000          65,000
                                    -----------   -----------   -----------    -------     -----------
                                     17,188,609     8,299,397     4,117,524     65,000      29,670,530
Production costs and expenses.....   (8,006,149)      (29,215)     (887,189)         0      (8,922,553)
Capital expenditures..............   (3,195,955)   (1,231,272)   (2,956,341)         0      (7,383,568)
                                    -----------   -----------   -----------    -------     -----------
Net Proceeds......................  $ 5,986,505   $ 7,038,910   $   273,994    $65,000     $13,364,409
                                    ===========   ===========   ===========    =======     ===========
Overriding Royalties paid to the
  Trust(1)........................  $ 2,993,252   $ 3,519,455   $ 1,231,254    $46,116     $ 7,790,077
                                    ===========   ===========   ===========    =======
Fee Lands Royalties.....................................................................       101,699
                                                                                           -----------
Royalties paid to the Trust.............................................................   $ 7,891,776
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

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1998 and 1997:

                                                SECOND QUARTER                FIRST HALF
                                           ------------------------   --------------------------
                                              1998         1997          1998           1997
                                           ----------   -----------   -----------    -----------
Net Proceeds:
  Revenues...............................  $9,315,473   $14,874,513   $21,614,188    $29,670,530
  Production costs and expenses..........  (3,404,878)   (5,176,066)   (7,762,536)    (8,922,553)
  Capital expenditures...................    (941,666)   (3,640,878)   (2,436,729)    (7,383,568)
                                           ----------   -----------   -----------    -----------
  Net Proceeds...........................  $4,968,929   $ 6,057,569   $11,414,923    $13,364,409
                                           ==========   ===========   ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties...................  $2,912,004   $ 4,115,512   $ 6,981,711    $ 7,790,077
  Fee Lands Royalties....................      18,886        49,628        35,951        101,699
                                           ----------   -----------   -----------    -----------
  Royalties paid to the Trust............  $2,930,890   $ 4,165,140   $ 7,017,662    $ 7,891,776
                                           ==========   ===========   ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 37% in the 1998 Three-Month Operating Period and 27% in the 1998 Six-Month Operating Period primarily as a result of lower oil prices. Lower natural gas prices and decreases in natural gas production from natural declines at mature producing properties also contributed to the decrease in revenues.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Producing Properties received by the Working Interest Owner in the 1998 Three-Month Operating Period were $14.22, $12.69 and $2.27, respectively. In the comparable 1997 period average crude oil, natural gas liquids and natural gas prices were $22.19, $12.95 and $3.13, respectively. In the 1998 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $16.37, $11.19 and $2.74, respectively. In the 1997 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $22.72, $15.20 and $2.99, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 34% and 13% in the 1998 Three-Month Operating Period and the 1998 Six-Month Operating Period, respectively, primarily as a result of decreased workover expenses and lower electrical rates and fuel costs reported at Jay Field.

     Capital expenditures decreased 74% and 67% in the 1998 Three-Month Operating Period and the 1998 Six-Month Operating Period, respectively, due to lower drilling costs at Offshore Louisiana and South Pass 89, lower facilities expenditures at South Pass 89 and Jay Field, and lower nitrogen injection costs at Jay Field.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 95,171 barrels for the 1998 Three-Month Operating Period and 100,672 barrels for the 1997 Three-Month Operating Period.

Imputed natural gas production was 706,103 thousand cubic feet and 581,019 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At June 30, 1998 the Fee Lands consisted of approximately 35,000 gross acres in south Louisiana, approximately 4,121 of which were under lease.

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

Date: August 10, 1998

NOTE: Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
           27             Financial Data Schedule