Form 10-Q
period 1998-09-30
LL&E ROYALTY TRUST
filed 1998-11-10
CIK 721765

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

For the quarterly period ended September 30, 1998.

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

     At November 10, 1998, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The cash earnings and distributions for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year 1998.

     The September 30, 1998 and 1997 financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG Peat Marwick LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1998          1997          1998          1997
                                              -----------   -----------   -----------   -----------
Royalty revenues............................  $ 1,923,321   $ 2,274,909   $ 8,940,983   $10,166,685
Trust administrative expenses...............     (135,533)     (125,294)     (418,453)     (428,859)
                                              -----------   -----------   -----------   -----------
Cash earnings...............................    1,787,788     2,149,615     8,522,530     9,737,826
Changes in undistributed cash...............          251       (16,881)        1,801        (4,746)
                                              -----------   -----------   -----------   -----------
Cash distributions..........................  $ 1,788,039   $ 2,132,734   $ 8,524,331   $ 9,733,080
                                              ===========   ===========   ===========   ===========
Cash distributions per Unit.................  $     .0942   $     .1123   $     .4489   $     .5125
                                              ===========   ===========   ===========   ===========
Units outstanding...........................   18,991,304    18,991,304    18,991,304    18,991,304
                                              ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $     19,925     $     21,726
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000       76,282,000
Less accumulated amortization (note 3)......................   (73,087,000)     (72,556,000)
                                                              ------------     ------------
          Total assets......................................  $  3,214,925     $  3,747,726
                                                              ============     ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  3,214,925     $  3,747,726
Contingencies (note 4)
                                                              ------------     ------------
          Total liabilities and trust corpus................  $  3,214,925     $  3,747,726
                                                              ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Trust Corpus, beginning of period (note 3)..................  $ 3,747,726    $ 4,432,543
Cash earnings...............................................    8,522,530      9,737,826
Cash distributions..........................................   (8,524,331)    (9,733,080)
Amortization of royalty interest (note 3)...................     (531,000)      (788,000)
                                                              -----------    -----------
Trust Corpus, end of period.................................  $ 3,214,925    $ 3,649,289
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with Chase Bank of Texas, National Association, as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange.

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

                               SEPTEMBER 30, 1998

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 1998, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 1998, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               SEPTEMBER 30, 1998

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs of Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1998

currently estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of September 30, 1998 was approximately $2,300,000, 90% of which was otherwise distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 1998, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 1998 and 1997 and changes in Trust corpus for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

Houston, Texas
November 3, 1998

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     The Trust is reliant on the performance of third parties for the receipt of royalty income, payment of expenses and disbursement of distributable income. Any failure by third party suppliers or business partners to successfully address the year 2000 issue could adversely impact and cause delays in cash distributions to Unit holders.

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

     The Trustee has developed and is implementing a program to prepare its systems and applications for the Year 2000, including those used to render services to the Trust. In that connection, the Trustee intends to have such systems and applications capable of processing, on and after January 1, 2000, date, and date-related data consistent with the functionality of such systems and applications, without a material adverse effect upon its performance of services as Trustee.

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

     The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2,300,000 from Offshore Louisiana, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from the Offshore Louisiana at present and that it intends to continue monitoring its estimates of relevant factors in order to continually evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 1998 and 1997 (the 1998 and 1997 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 1998 and 1997, respectively and the periods October 1997 through June 1998 and October 1996 through June 1997 (the 1998 and 1997 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1998 and 1997 Third Quarters amounted to $1,788,039 ($.0942 per Unit) and $2,132,734 ($.1123 per Unit), respectively.
During these periods, the Trust received cash of $1,923,321 and $2,274,909 respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The monthly per Unit distributions for the 1998 and 1997 Third Quarters were as follows:

                                                               1998     1997
                                                              ------   ------
July........................................................  $.0356   $.0278
August......................................................   .0349    .0349
September...................................................   .0237    .0496
                                                              ------   ------
                                                              $.0942   $.1123
                                                              ======   ======

     Distributions to Unit holders for the First Nine Months of 1998 and 1997 amounted to $8,524,331 ($.4489 per Unit) and $9,733,080 ($.5125 per Unit),
respectively. During these periods, the Trust received cash of $8,940,983 and $10,166,685, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1998:

                               THIRD QUARTER 1998

                                                                 OFFSHORE    FORT WORTH
                                   JAY FIELD    SOUTH PASS 89   LOUISIANA     BASIN(2)       TOTAL
                                  -----------   -------------   ----------   ----------   -----------
Revenues:
  Liquids.......................  $ 3,677,250    $1,460,525     $  236,885    $      0    $ 5,374,660
  Natural gas...................      (95,387)      965,696        965,693           0      1,836,002
                                  -----------    ----------     ----------    --------    -----------
                                    3,581,863     2,426,221      1,202,578           0      7,210,662
Production costs and expenses...   (2,320,693)     (372,945)      (453,932)          0     (3,147,570)
Capital expenditures............     (797,775)      (58,614)      (171,923)          0     (1,028,312)
                                  -----------    ----------     ----------    --------    -----------
Net Proceeds....................  $   463,395    $1,994,662     $  576,723    $      0    $ 3,034,780
                                  ===========    ==========     ==========    ========    ===========
Overriding Royalties paid to the
  Trust(1)......................  $   231,698    $  997,331     $  661,084    $      0    $ 1,890,113
                                  ===========    ==========     ==========    ========
Fee Land Royalties.....................................................................        33,208
                                                                                          -----------
Royalties paid to the Trust............................................................   $ 1,923,321
                                                                                          ===========

                             FIRST NINE MONTHS 1998

                                                                 OFFSHORE    FORT WORTH
                                   JAY FIELD    SOUTH PASS 89   LOUISIANA     BASIN(2)       TOTAL
                                  -----------   -------------   ----------   ----------   -----------
Revenues:
  Liquids.......................  $14,267,735    $4,630,158     $  800,810    $      0    $19,698,703
  Natural gas...................      766,209     3,829,260      4,530,678           0      9,126,147
                                  -----------    ----------     ----------    --------    -----------
                                   15,033,944     8,459,418      5,331,488           0     28,824,850
Production costs and expenses...   (8,621,202)     (860,434)    (1,428,470)          0    (10,910,106)
Capital expenditures............   (3,170,597)     (153,772)      (140,672)          0     (3,465,041)
                                  -----------    ----------     ----------    --------    -----------
Net Proceeds....................  $ 3,242,145    $7,445,212     $3,762,346    $      0    $14,449,703
                                  ===========    ==========     ==========    ========    ===========
Overriding Royalties paid to the
  Trust(1)......................  $ 1,621,073    $3,722,606     $3,528,145    $      0    $ 8,871,824
                                  ===========    ==========     ==========    ========
Fee Land Royalties.....................................................................        69,159
                                                                                          -----------
Royalties paid to the Trust............................................................   $ 8,940,983
                                                                                          ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. At Offshore Louisiana approximately $157,800 of excess production costs were recoverable from future revenues as of September 30, 1998.

(2) On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date. The Trust's interests in the proceeds of the sale less production costs recoverable as of September 30, 1996 were distributed to the Trust in April 1997.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1997:

                               THIRD QUARTER 1997

                                                              OFFSHORE     FORT WORTH
                              JAY FIELD     SOUTH PASS 89    LOUISIANA      BASIN(2)        TOTAL
                             -----------    -------------    ----------    ----------    -----------
Revenues:
  Liquids..................  $ 5,945,790     $ 1,695,367     $  407,998     $      0     $ 8,049,155
  Natural gas..............      373,500       1,732,269      1,410,410            0       3,516,179
  Fort Worth Basin
     proceeds..............            0               0              0            0               0
                             -----------     -----------     ----------     --------     -----------
                               6,319,290       3,427,636      1,818,408            0      11,565,334
Production costs and
  expenses.................   (3,158,249)       (179,995)      (202,426)           0      (3,540,670)
Capital expenditures.......   (1,206,325)     (1,206,443)      (188,542)           0      (2,601,310)
                             -----------     -----------     ----------     --------     -----------
Net Proceeds...............  $ 1,954,716     $ 2,041,198     $1,427,440     $      0     $ 5,423,354
                             ===========     ===========     ==========     ========     ===========
Overriding Royalties paid
  to the Trust(1)..........  $   977,358     $ 1,020,599     $  248,666     $      0     $ 2,246,623
                             ===========     ===========     ==========     ========
Fee Land Royalties...................................................................         28,286
                                                                                         -----------
Royalties paid to the Trust..........................................................    $ 2,274,909
                                                                                         ===========

                             FIRST NINE MONTHS 1997

                                                            OFFSHORE      FORT WORTH
                           JAY FIELD      SOUTH PASS 89     LOUISIANA      BASIN(2)        TOTAL
                          ------------    -------------    -----------    ----------    ------------
Revenues:
  Liquids...............  $ 21,562,968     $ 5,327,821     $ 1,551,412     $     0      $ 28,442,201
  Natural gas...........     1,944,931       6,399,212       4,384,520           0        12,728,663
  Fort Worth Basin
     proceeds...........             0               0               0      65,000            65,000
                          ------------     -----------     -----------     -------      ------------
                            23,507,899      11,727,033       5,935,932      65,000        41,235,864
Production costs and
  expenses..............   (11,164,398)       (209,210)     (1,089,615)          0       (12,463,223)
Capital expenditures....    (4,402,280)     (2,437,715)     (3,144,883)          0        (9,984,878)
                          ------------     -----------     -----------     -------      ------------
Net Proceeds............  $  7,941,221     $ 9,080,108     $ 1,701,434     $65,000      $ 18,787,763
                          ============     ===========     ===========     =======      ============
Overriding Royalties
  paid to the
  Trust(1)..............  $  3,970,610     $ 4,540,054     $ 1,479,920     $46,116      $ 10,036,700
                          ============     ===========     ===========     =======
Fee Land Royalties..................................................................         129,985
                                                                                        ------------
Royalties paid to the Trust.........................................................    $ 10,166,685
                                                                                        ============

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds.

(2) On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date. The Trust's interests in the proceeds of the sale less production costs recoverable as of September 30, 1996 were distributed to the Trust in April 1997.

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1998 and 1997.

                                       THIRD QUARTER              FIRST NINE MONTHS
                                 -------------------------   ---------------------------
                                    1998          1997           1998           1997
                                 -----------   -----------   ------------   ------------
Net Proceeds:
  Revenues.....................  $ 7,210,662   $11,565,334   $ 28,824,850   $ 41,235,864
  Production costs and
     expenses..................   (3,147,570)   (3,540,670)   (10,910,106)   (12,463,223)
  Capital expenditures.........   (1,028,312)   (2,601,310)    (3,465,041)    (9,984,878)
                                 -----------   -----------   ------------   ------------
  Net Proceeds.................  $ 3,034,780   $ 5,423,354   $ 14,449,703   $ 18,787,763
                                 ===========   ===========   ============   ============
Royalties paid to the Trust:
  Overriding Royalties.........  $ 1,890,113   $ 2,246,623   $  8,871,824   $ 10,036,700
  Fee Land Royalties...........       33,208        28,286         69,159        129,985
                                 -----------   -----------   ------------   ------------
  Royalties paid to the
     Trust.....................  $ 1,923,321   $ 2,274,909   $  8,940,983   $ 10,166,685
                                 ===========   ===========   ============   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 38% in the 1998 Three-Month Operating Period and 30% in the 1998 Nine-Month Operating Period primarily as a result of lower oil prices and a decrease in natural gas production. Natural gas production decreased as a result of a conversion of a well from gas to oil and other revenue adjustments.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Productive Properties received by the Working Interest Owner in the 1998 Three-Month Operating Period were $12.98, $13.12 and $2.29, respectively. In the comparable 1997 period average crude oil, natural gas liquids and natural gas prices were $18.62, $10.35 and $2.06, respectively. In the 1998 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $15.24, $11.51 and $2.64 respectively. In the 1997 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $21.36, $13.81 and $2.65, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 11% and 12% in the 1998 Three-Month Operating Period and the 1998 Nine-Month Operating Period, respectively, primarily as a result of decreased workover expenses and lower electrical and fuel costs reported at Jay Field. Production taxes at Jay Field are down as a result of the lower product sales prices.

     Capital expenditures decreased 60% and 65% in the 1998 Three-Month Operating Period and the 1998 Nine-Month Operating Period, respectively, due to decreased drilling activity at Offshore Louisiana and South Pass 89, lower facilities expenditures at South Pass 89 and Jay Field, and lower nitrogen injection costs at Jay Field.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 75,035 barrels for the 1998 Three-Month Operating Period and 88,173 barrels for the 1997 Three-Month Operating Period.

Imputed natural gas production was 395,773 thousand cubic feet and 359,763 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At September 30, 1998 the Fee Lands consisted of approximately 35,000 gross acres in south Louisiana, approximately 4,509 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: CHASE BANK OF TEXAS NATIONAL
                                              ASSOCIATION,
                                                Trustee

                                            By:       /s/  PETE FOSTER
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                            Officer

Date: November 10, 1998

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           27            -- Financial Data Schedule