Form 10-K405
period 1998-12-31
LL&E ROYALTY TRUST
filed 1999-03-31
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     CHASE BANK OF TEXAS NATIONAL ASSOCIATION, TRUSTEE
                 CORPORATE TRUST DIVISION
                      712 MAIN STREET
                      HOUSTON, TEXAS                                                 77002
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 216-5447

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

     As of March 19, 1999, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $52,226,086.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
ITEM  1 -- Business.........................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
          Duration and Termination of the Trust.............     5
     The Royalties..........................................     5
          Overriding Royalties..............................     5
          Fee Lands Royalties...............................     7
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     8
     The Units..............................................     9
          Distributions and Income Computations.............     9
          Transfer of Units.................................     9
          Periodic Reports..................................     9
          Possible Requirement that Units be Divested.......    10
          Liability of Unit Holders.........................    10
          Voting by Unit Holders............................    11
          Certain State Law Considerations..................    11
     The Properties.........................................    12
          General...........................................    12
          Description of Productive Properties..............    13
          Description of the Fee Lands......................    14
     Oil and Gas Sales from the Productive Properties.......    15
          Oil Sales.........................................    15
          Gas and Liquids Sales.............................    15
     Exploration and Development Activities.................    16
          Productive Properties.............................    16
          Fee Lands.........................................    16
     Estimates of Petroleum Engineers.......................    17
          September 30, 1998 Estimates......................    17
          Certain Factors Affecting Estimates...............    17
     Industry Conditions and Regulation.....................    26
          Industry Conditions...............................    26
          Regulation -- General.............................    26
          Natural Gas Regulation............................    26
     Tax Considerations to Owners of Units..................    27
          Federal Income Tax Considerations.................    27
          IDC Recapture Income to the Company on
          Distribution......................................    35
          Backup Withholding................................    35
          Information Return Filing Requirements............    35
          State Tax Considerations..........................    36
          Severance Taxes...................................    38
          Ad Valorem Taxes..................................    38
ITEM  2 -- Properties.......................................    38
ITEM  3 -- Legal Proceedings................................    38

                                                               PAGE
                                                              NUMBER
                                                              ------
ITEM  4 -- Submission of Matters to a Vote of Unit
  Holders...................................................    38
                          PART II
ITEM  5 -- Market for the Registrant's Units and Related
  Unit Holder Matters.......................................    39
ITEM  6 -- Selected Financial Data..........................    39
ITEM  7 -- Management's Discussion and Analysis of Financial
Condition and Results
              of Operation..................................    39
ITEM  8 -- Financial Statements and Supplementary Data......    42
ITEM  9 -- Changes in and Disagreements with Accountants on
Accounting and
              Financial Disclosure..........................    49

                          PART III
ITEM 10 -- Directors and Executive Officers of the
  Registrant................................................    49
ITEM 11 -- Executive Compensation...........................    49
ITEM 12 -- Unit Ownership of Certain Beneficial Owners and
  Management................................................    49
ITEM 13 -- Certain Relationships and Related Transactions...    49

                          PART IV
ITEM 14 -- Exhibits, Financial Statement Schedules, and
  Reports on Form 8-K.......................................    50
SIGNATURE...................................................    51

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, Chase Bank of Texas, National Association ("N.A."), formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City, Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. Chase Bank of Texas, National Association now serves as Trustee of the Trust. The Trustee's offices are located at 712 Main Street, Houston, Texas 77002, and its telephone number is (713) 216-5447. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

                        TERMS AND OPERATION OF THE TRUST

CREATION AND OPERATION OF THE TRUST

     Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See "Terms and Operation of the Trust -- The Partnership". The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. The Trustee of the Trust is Chase Bank of Texas, N.A.

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

     Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owner for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owner that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be Chase Bank of Texas, N.A., and will not be payable with respect to the Royalties until the matter is resolved. The Working Interest Owner may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owner by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owner to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $2.3 million of proceeds from the Offshore Louisiana property to provide for a portion of the estimated costs of dismantling platforms on such property. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 1998 reserve report included in this Annual Report, the Working Interest Owner is permitted to place funds in escrow from the Jay Field, South Pass 89, and Offshore Louisiana properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into four groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", "Offshore Louisiana" and "Fort Worth Basin". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to Chase Bank of Texas, N.A.'s prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total abandonment costs are $9.6 million for Jay Field, $2.6 million for South Pass 89 and $3.0 million for Offshore Louisiana. The Working Interest Owner has escrowed $2.3 million from Offshore Louisiana proceeds to pay a portion of the anticipated costs of abandonment at Offshore Louisiana. No such amount has been escrowed with respect to Jay Field and South Pass 89.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 35,000 gross acres in south Louisiana, only approximately 4,509 of which were leased at December 31, 1998. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 1998 (applicable to production from July 1998 through September 1998) and (ii) the year ended December 31, 1998 (applicable to production from October 1997 through September 1998):

                        QUARTER ENDED DECEMBER 31, 1998

                                                            SOUTH       OFFSHORE
                                           JAY FIELD       PASS 89      LOUISIANA       TOTAL
                                          ------------   -----------   -----------   ------------
Revenues:
  Liquids...............................  $  3,586,862   $ 1,194,051   $   172,473   $  4,953,386
  Natural gas...........................        63,221       645,847       609,768      1,318,836
                                          ------------   -----------   -----------   ------------
                                             3,650,083     1,839,898       782,241      6,272,222
Production costs and expenses...........    (2,429,580)     (333,092)     (413,817)    (3,176,489)
Capital expenditures....................      (740,720)     (145,541)     (929,512)    (1,815,773)
                                          ------------   -----------   -----------   ------------
Net Proceeds............................  $    479,783   $ 1,361,265   $  (561,088)  $  1,279,960
                                          ============   ===========   ===========   ============
Overriding Royalties paid to the
  Trust(1)..............................  $    239,891   $   680,633   $         0   $    920,524
                                          ============   ===========   ===========
Fee Lands Royalties...............................................................         25,172
                                                                                     ------------
Royalties paid to the Trust.......................................................   $    945,696
                                                                                     ============

                          YEAR ENDED DECEMBER 31, 1998

                                                            SOUTH       OFFSHORE
                                           JAY FIELD       PASS 89      LOUISIANA       TOTAL
                                          ------------   -----------   -----------   ------------
Revenues:
  Liquids...............................  $ 17,854,597   $ 5,824,209   $   973,283   $ 24,652,089
  Natural gas...........................       829,430     4,475,107     5,140,446     10,444,983
                                          ------------   -----------   -----------   ------------
                                            18,684,027    10,299,316     6,113,729     35,097,072
Production costs and expenses...........   (11,050,782)   (1,193,526)   (1,842,287)   (14,086,595)
Capital expenditures....................    (3,911,317)     (299,313)   (1,070,184)    (5,280,814)
                                          ------------   -----------   -----------   ------------
Net Proceeds............................  $  3,721,928   $ 8,806,477   $ 3,201,258   $ 15,729,663
                                          ============   ===========   ===========   ============
Overriding Royalties paid to the
  Trust(1)..............................  $  1,860,964   $ 4,403,239   $ 3,528,145   $  9,792,348
                                          ============   ===========   ===========
Fee Lands Royalties...............................................................         94,331
                                                                                     ------------
Royalties paid to the Trust.......................................................   $  9,886,679
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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 1999. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

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

                                 THE PROPERTIES

GENERAL

     The Trustee has no responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of, operations on, and sales from the Productive Properties and Fee Lands and certain other matters has been furnished to the Trustee by the Working Interest Owner. The Working Interest Owner is not the operator of the Jay Field, South Pass 89 or Offshore Louisiana Properties. On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties with an effective date of October 1, 1996 for $65,000, and the Trust's interests in such properties terminated on that date.

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 1998, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into four groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 1998.

                                                                        PRODUCTIVE WELLS(1)
         PRODUCTIVE                                               -------------------------------
     PROPERTY AND YEAR                             ACRES               OIL               GAS
          IN WHICH                           -----------------    --------------    -------------
    PRODUCTION COMMENCED       LOCATION       GROSS      NET      GROSS     NET     GROSS    NET
    --------------------       --------      -------    ------    -----    -----    -----    ----
Jay Field (1970)(2).........  Onshore        184,472(3) 62,150(3)  65       21.9     --        --
                              Alabama
                              and Florida
South Pass 89 (1982)........  Offshore         5,000     1,250     11       2.75      1       .25
                              Louisiana
Offshore Louisiana
(1968)(4)...................  Offshore        26,563     5,646     11(5)     1.3     15(5)    3.0
                              Louisiana
Fort Worth Basin
(1977)(6)...................  Onshore
                              Texas               --        --     --         --     --        --
                                             -------    ------     --      -----     --
                                             216,035    69,046     87      25.95     16      3.25
                                             =======    ======     ==      =====     ==      ====

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

     Last year, the Company disclosed an additional 8.33% working interest owned by the Company in the South Marsh Island 76, South Addition that was not burdened by the Overriding Royalties. The Company disposed of this interest in 1998. Eugene Island 261 ownership excludes a 13.33% working interest owned by the Company that is not burdened by the Overriding Royalties. Vermilion 331, South Addition ownership excludes a 12.5% working interest owned by a subsidiary of the Company that is not burdened by the Overriding Royalties. All of Vermilion 267 was assigned to other owners and the Working Interest Owner withdrew from the lease effective 1/1/97 as it continued to operate at a cash deficit.

(5) Gross wells at Offshore Louisiana include one dual completion gas well. A well with multiple completions is counted as one well.

(6) On January 31, 1997, the Working Interest Owner sold all of the Fort Worth Basin Properties for $65,000. The Trust's interests in the proceeds of the sale less excess production costs recoverable were distributed to the Trust in April 1997.

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

Subsequent to the June 1993 termination, the Fee Lands consist of approximately 35,000 gross acres, approximately 4,509 acres of which were under lease as of December 31, 1998.

                OIL AND GAS SALES FROM THE PRODUCTIVE PROPERTIES

OIL SALES

     In addition to crude oil sold to unaffiliated third parties, crude oil from South Pass 89 and two of the Offshore Louisiana Productive Properties is sold to an affiliate, which transports the oil to shore and sells it to unaffiliated third parties at "spot" prices. For purposes of computing the payments attributable to the Overriding Royalties, Net Proceeds include the proceeds from the sales by the affiliate after deduction of applicable transportation costs.

     Prior to the sale of the Working Interest Owner's Mobile, Alabama refinery in July 1996, substantially all of the crude oil from the Jay Field was used as feedstock for said refinery. The Working Interest Owner treats, for internal and landowners' royalty purposes, Jay Field crude as sold at the wellhead at the Exxon posted field price. This treatment is also utilized for purposes of computing Net Proceeds.

GAS AND LIQUIDS SALES

     Natural gas from the Productive Properties is sold to an affiliate, which transports the offshore Louisiana gas onshore, and sells that gas and the Jay Field gas to unaffiliated third parties at published "spot" prices under contracts typical of those prevailing in the industry.

     The Working Interest Owner generally retained the right to revenue from liquids contained in the gas sold offshore Louisiana. Depending upon the prices prevailing from time to time for natural gas relative to those for gas liquids, all or a portion of such gas is processed at plants located onshore Louisiana to remove the liquids. Both these liquids and the liquids available at the tailgate of the Jay Field processing plant are sold by an affiliate to unaffiliated third parties, some of which is transported by the affiliate prior to the sale. Some of the propane and virtually all of the other liquids are sold by the affiliate at published "spot" prices, while the propane from the Jay Field and some of the Offshore Louisiana Productive Properties are sold to Dufour Petroleum at a price based upon Dufour's posted price.

     For purposes of computing the payments attributable to the Overriding Royalties, Net Proceeds include the proceeds from the natural gas and liquids sales by the affiliate after deduction of applicable transportation and processing costs.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1996, 1997 and 1998:

                                                                         NET WELLS
                                                               -----------------------------
                                                                 OIL         GAS        DRY
1996                                                           --------    --------    -----
     Exploratory............................................      --         0.4          --
     Development............................................      --          --          --

        1997
     Exploratory............................................     0.3         0.2          --
     Development............................................      --         0.2          --

        1998
     Exploratory............................................      --          --       0.125
     Development............................................      --          --          --

     At December 31, 1998, no wells were in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 1998:

  Jay Field

     Capital expenditures totaled approximately $3.9 million in 1998, $2.9 million of which was for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $0.3 million were incurred in 1998.

  Offshore Louisiana

     Capital expenditures of approximately $1.1 million were incurred in 1998 primarily for the drilling of one unsuccessful gas well and the recompletion of another gas well.

FEE LANDS

     Approximately 4,509 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 1998. There were no wells drilled on the Fee Lands in 1998.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 1998 ESTIMATES

     Estimates of the Properties' proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 1998 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 1998. A copy of Miller and Lents' letter, dated February 23, 1999 setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 1998; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 1998 were approximately $12.7 million, and the present value of such future net revenues was approximately $7.5 million. (The estimates as of September 30, 1997, performed by Gruy Engineering Corp., ("Gruy") were $117.6 million and $58 million, respectively, before giving effect to approximately $9.4 million in distributions during 1998.)

     The estimates of future net revenues as of September 30, 1998 reflect an 87.9% decrease in future net revenues, and an 85.3% decrease in the present value of future net revenues from those estimated by Gruy as of September 30, 1997, after adjusting those 1997 estimates for distributions related to the twelve months of production ended September 30, 1998. The decreases resulted primarily from lower prices as compared with September 30, 1997 estimates; however approximately 17% of the reduction in present worth of the future net revenues attributable to the Jay Field is the result of a forecast of oil and gas production by Miller and Lents that predicts a more moderate rate of extraction than that forecast by Gruy in the report as of September 30, 1997. In general, spot domestic natural gas prices increased slightly while crude oil and gas condensate prices have decreased in late 1998. The decrease in 1998 estimated future net revenues from the 1997 estimates (after adjusting the estimates for 1998 distributions) was attributable to Jay Field, South Pass 89 and Offshore Louisiana, where those estimates decreased by approximately $91.3 million, increased by $2.1 million and decreased $3.3 million, respectively.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $.6 million for the twelve months ending September 30, 1999. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Miller and Lents estimated that as of September 30, 1998, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $15.6 million for the period from October 1, 1998 through December 31, 2001. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

     In making its estimates, Miller and Lents used price and cost assumptions as described in the Miller and Lents letter. These assumptions are assumptions only, and there can be no assurance that actual prices and costs in the future will not be materially different from those assumed. Prices of oil and gas and related costs have varied dramatically in recent years and are impossible to predict with certainty. As a result, and because of other inherent uncertainties in estimating oil and gas reserves and in forecasting production levels, prices and costs, neither the Trustee nor Miller and Lents nor the Working Interest Owner can predict what actual revenues to the Trust will be. See "Industry Conditions and Regulation".

     Pursuant to Statement of Financial Accounting Standards No. 69 the Trust is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves attributable to the Trust. The Miller and Lents letter includes such estimates, prepared on the basis described therein. The quantities imputed to the Trust are calculated by multiplying Miller and Lents' estimated net reserves of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Miller and Lents' estimated future net revenues to the Trust to Miller and Lents' estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust.

                       [MILLER AND LENTS, LTD LETTERHEAD]



[FIFTY YEARS OF SERVICE LOGO]




                               February 23, 1999



Chase Bank of Texas, National Association, Trustee
LL&E Royalty Trust
600 Travis, 11th Floor
Houston, Texas 77002


                                             Re:   LL&E Royalty Trust
                                                   00-97-5013


Gentlemen:

     In response to your request, we estimated the proved reserves and future net revenues attributable to certain working and royalty interests owned by Burlington Resources (the "Company") in certain properties in which the LL&E Royalty Trust (the "Trust") owns an interest.

     The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama and Florida and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) a three percent royalty interest (the "Royalties") under approximately 35,000 acres of the Company's south Louisiana fee lands (the "Fee Lands"). We calculated the imputed reserves using the formulas and criteria specified by the Company, as described in following paragraphs, and estimated future revenues net to the Trust as of September 30, 1998 in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

     The estimated proved imputed reserves and future net revenue, discounted at 10 percent per year, compounded annually, net to the interests owned by the Trust as of September 30, 1998 are:


                                     Net Proved
                              Net Proved Imputed Reserves
                         --------------------------------------
                               Crude Oil,                                          Discounted
                            Condensate, and       Natural        Future Net        Estimated
                          Natural Gas Liquids      Gas,           Revenue,        Net Revenues,
Reserve Category                 MBbls.            MMcf              M$                 M$
----------------          -------------------     -------        ----------       -------------

Proved Developed                 391              1,869            8,412             4,371
Proved Undeveloped                37              2,162            4,264             3,081
                                 ---              -----           ------             -----
   Total Proved                  428              4,031           12,676             7,452
                                 ===              =====           ======             =====

                      [MILLER AND LENTS, LTD. LETTERHEAD]


Chase Bank of Texas, National Association, Trustee             February 23, 1999
LL&E Royalty Trust                                                        Page 2



     These figures are based on estimates from the Trust economic model that is attached to this report.

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:


                     Estimated Net Revenues to the Trust
                    -------------------------------------
 For Production     From Proved   From Proved   From Total
  During the 12     Developed     Undeveloped    Proved
  Months Ended      Reserves,      Reserves,    Reserves,
  September 30         M$             M$           M$
 --------------     --------      ---------    ----------

     1999            2,927              0          2,927
     2000              500              0            500
     2001              289          1,417          1,705
     2002              123          1,699          1,822
     2003               23          1,148          1,171
     2004               22              0             22
Remainder            4,528              0          4,529
                    ------         ------        -------
Total                8,412          4,264         12,676
                    ======         ======        =======


     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 1999:


                                                     Last Year of
                                Estimated Future      Estimated
                                 Net Revenues to      Economic
                                    The Trust,        Life of
    Property                            M$            Reserves
-------------------               ------------       ------------

Jay Field                               4,203           2036
South Pass 89                           5,793           2003
Offshore Louisiana                      2,080           2002
Fee Lands                                 600           2049
                                   ----------

  Total                                12,676
                                   ==========



For the purposes of computing the above net revenues to the Trust, the Working Interest Properties have been grouped geographically into three groups of leases designated as the "Jay Field", "South Pass 89", and "Offshore Louisiana". The "Fort Worth Basin" group was sold prior to September 30, 1997 and is not included in this report. The Company has conveyed Overriding Royalties to the Trust expresses as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:

                            MILLER AND LENTS, LTD.

Chase Bank of Texas, National Association, Trustee             February 23, 1999
LL&E Royalty Trust                                                        Page 3


                                                  Percentage of Net Proceeds
Working Interest Property                    Attributable to Overriding Royalties
-------------------------                    ------------------------------------
Jay Field                                                   50
South Pass 89                                               50
Offshore Louisiana                                          90

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Company in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties, (d) applicable charges for certain overhead expenses, and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The total future dismantlement costs to the Company's working interest included in the calculation of Net Proceeds are $2.6 million for South Pass 89, $9.6 million for the Jay Field, and $3.0 million for the Offshore Louisiana properties. Currently, $2.3 million is escrowed for dismantlement for Offshore Louisiana.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of December 31, 1998, Excess Production Costs to the Company's working interest are zero for South Pass 89, Jay Field, and the Fee Lands properties. Excess production costs for the Offshore Louisiana properties are $0.769 million.

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

     The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices for oil and gas being received by the Company in September 1998 to estimated future production of oil and gas reserves over the economic

                             MILLER AND LENTS, LTD.


Chase Bank of Texas, National Association, Trustee             February 23, 1999
LL&E Royalty Trust                                                        Page 4


life of the reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties.

     The reserve estimates and production rate projections used to forecast future net revenues and imputed reserves attributable to the Trust are based on detailed geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historic performance trends. Reserves for the remaining properties were estimated by volumetric calculations or by analogy to similar properties. Estimated reserves for the Jay Field property are based on comprehensive engineering studies utilizing historic performance trends and reservoir simulation computer model studies.

     Net reserves, as used herein, are reserves net to the Company or imputed to the Trust after taking into account existing third party interests and landowners' royalties. Portions of the properties are pooled or unitized, and the reserve estimates herein are based on existing pooling and unitization arrangements.

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
                                Estimated future
                                gross revenues
                                to the Company(1)

(1) Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

As the imputed estimated reserves of the Trust are calculated using estimated future revenues, changes in the assumption on which the revenue estimates are based would result in changes in the Trust's imputed reserves.

     The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect our informed judgments based on accepted standards of professional investigation but are subject to those generally recognized uncertainties associated with interpretation of geological, goephysical, and engineering information. Government policies and market conditions different from those employed in this study may cause the total quantity of oil or gas to be recovered, actual production rates, prices received, or operating and capital costs to vary from those presented in this report.

                       [MILLER AND LENTS, LTD LETTERHEAD]

Chase Bank of Texas, National Association, Trustee             February 23, 1999
LL&E Royalty Trust                                                        Page 5

     The extent and character of ownership, reversions, product prices, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. No field inspections or well tests were conducted by personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

     Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

                                             Very truly yours,

                                             MILLER AND LENTS, LTD.



                                             By  /s/  LARRY M. GRING
                                               -------------------------------
                                               Larry M. Gring
                                               Senior Vice President

LMG/psh

                                                                        Appendix



                           PROVED RESERVE DEFINITIONS
                               IN ACCORDANCE WITH
               SECURITIES AND EXCHANGE COMMISSION REGULATION S-X



PROVED OIL AND GAS RESERVES

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements but not on escalations based upon future conditions.

     1. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

     2. Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the proved classification when successful testing by a pilot project or the operation of an installed program in the reservoirs provides support for the engineering analysis on which the project or program was based.

     3.   Estimates of proved reserves do not include the following:

          a. Oil that may become available from known reservoirs but is classified separately as indicated additional reserves.

          b. Crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors.

          c. Crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects.

          d. Crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite, and other such sources.

     Depending upon their status of development, proved reserves are subdivided into proved developed reserves and proved undeveloped reserves.

PROVED DEVELOPED OIL AND GAS RESERVES

     Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as proved developed reserves only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

PROVED UNDEVELOPED OIL AND GSA RESERVES

     Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

                       INDUSTRY CONDITIONS AND REGULATION

INDUSTRY CONDITIONS

     The availability of a ready market for oil and gas depends upon numerous factors beyond the Working Interest Owner's control, including the production of crude oil and gas by others, crude oil imports, the marketing of competitive fuels, the proximity and capacity of oil and gas pipelines, the availability of treatment facilities, the regulation of allowable production by governmental authorities and the regulation by the FERC and various state agencies of the transportation and marketing of natural gas transported or sold in interstate commerce. Because of the mechanics of the Royalties, changes in Net Proceeds due to any of the factors above are typically not reflected in the amounts payable to the Trust until the third month after the oil and gas sales are recorded or the related costs are incurred.

REGULATION -- GENERAL

     The production of oil and gas in the United States is affected by many state and federal regulations with respect to allowable rates of production, marketing and environmental matters. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

     The Working Interest Owner's oil and gas activities on the Productive Properties are subject to existing federal, state and local laws and regulations relating to health, safety, environmental quality and pollution control. The Working Interest Owner has advised the Trustee that it believes that its operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations. However, events in recent years have heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. Oil and gas operations are subject to extensive governmental regulation, including regulations that may in certain circumstances impose absolute liability upon lessees for the cost of cleaning up pollutants and for pollution damages resulting from their operations, and that may require lessees to suspend or cease operations in affected areas. Although the Working Interest Owner has advised the Trustee that current environmental regulation has not had a material adverse effect on the Working Interest Owner's method of operations, the effects of changes in environmental law, such as stricter environmental regulation and enforcement policies, cannot be predicted.

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

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat the income from the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30% withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form 4224, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form 4224 (or substitute statement) must be filed with the Trustee for each calendar year in order to effect an exemption from withholding for that year's income. Final regulations issued under Section 1441, which are effective for payments made beginning January 1, 2000, require that such exemption be claimed on Form W-8, Certificate of Foreign Status, and would extend the validity period from one to three years. If the Trustee holds a valid Form 4224 or a substitute statement containing information as required under regulations, in effect prior to January 1, 2000, such certificate or statement will be treated as a valid withholding certificate until its validity expires under those regulations or, if earlier, until December 31, 2000. Because the application of the Final Withholding Regulations will vary depending on a holder's particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Final Withholding Regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 1998 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

     Audit of Partnership and Trust Returns. While no federal income tax is required to be paid by organizations which are classified as partnerships or grantor trusts, partnerships and grantor trusts must file informational federal income tax returns which are subject to examination by the Service.

     The Code provides that the tax treatment of "partnership items" is determined at the partnership level rather than at the partner level. These rules, which apply to the Partnership, provide in general for partnership level Service audits and deficiency proceedings or claims for refund in respect of "partnership items". These rules also provide for the designation of a "tax matters partner" (the Company, in the case of the Partnership), who has the power to (i) extend the applicable statute of limitations on assessments of tax (normally three years) attributable to "partnership items" and (ii) enter into settlement agreements which will bind other partners unless they specifically elect not to be bound. Under Treasury regulations, the term "partnership items" includes, insofar as may be relevant in the case of the Partnership, (i) the Partnership's aggregate and each partner's distributive share of items of income, gain, loss, deduction or credit, (ii) items of the Partnership which may be tax preference items under Section 57(a) of the Code for any partner, (iii) optional adjustments to the basis of Partnership property pursuant to an election under Section 754 (including necessary preliminary determinations, such as the determination of a transferee partner's basis in a Partnership interest) and (iv) windfall profit tax (for periods when the windfall profit tax was in effect). Further, a person whose tax is indirectly determined by taking into account partnership items, such as a Unit holder, is required to notify the Service if he treats partnership items inconsistently with the treatment on the partnership return. Failure to notify will allow the Service to assess the resulting deficiency without further proceedings, and may result in a penalty. See "Other Possible Penalties". Each Unit holder should consult a tax advisor to determine the effects of the applicability of these rules to the Partnership.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 1998 and 1997.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 1998 and 1997 (applicable to production for October 1997 through September 1998 and October 1996 through September 1997) are also included in the table below.

                                     1998 QUARTER ENDED                          1997 QUARTER ENDED
                          -----------------------------------------   -----------------------------------------
                          MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                          --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High sales price......  $ 5 3/16   $ 4 15/16  $ 4 9/16   $ 4 1/16   $ 5 3/8    $ 5 5/8    $ 5 1/4    $ 5 1/4
  Low sales price.......  4 5/8      4 9/16     3 1/4      2 3/16     4 3/8      4 11/16    4 1/4      4 1/8
Distributions per
  Unit..................  $0.2076    $0.1471    $0.0942    $0.0441    $0.1865    $0.2137    $0.1123    $0.1575

     The total number of Unit holders of record as of March 19, 1999 was 6,504.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
Revenues........................  $ 9,886,679   $13,281,125   $16,335,605   $ 7,200,588   $10,358,681
Cash earnings...................    9,360,223    12,729,412    15,811,746     6,619,563     9,687,476
Cash distributions to Unit
  holders.......................    9,361,986    12,724,229    15,810,105     6,626,123     9,687,120
Cash distributions per Unit.....  $   0.49300   $   0.67000   $   0.83250   $   0.34890   $   0.51008

                                                          AS OF DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                  -----------   -----------   -----------   -----------   -----------
Trust Corpus....................  $ 2,584,963   $ 3,747,726   $ 4,432,543   $ 5,851,902   $ 7,030,462

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The unaudited data included in Item 1 and the financial statements and notes thereto in Item 8 are an integral part of this discussion and analysis and should be read in conjunction herewith.

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     The Trust is reliant on the performance of third parties for the receipt of royalty income, payment of expense and disbursement of distributable income. Any failure by third party suppliers or business partners to successfully address the year 2000 issue could adversely impact and cause delays in cash distributions to Unit holders.

     Since 1996, BR has been in the process of implementing new financial and operating computer systems. The first phase of implementation was completed in the first quarter of 1997 for certain operating areas within BR. The remaining operating and financial systems are scheduled for implementation in phases, with project completion scheduled for the second quarter of 1999. These new systems are year 2000 compliant. Additionally, BR is in the process of identifying suppliers and business partners who are not prepared to offer assurance that their systems will be year 2000 compliant. The cost of achieving year 2000 compliance is not expected to have a materially adverse effect on the distributions or operations of the Trust.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 1998, 1997 and 1996 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 1998, 1997 and 1996, respectively.

     Distributions to Unit holders for 1998, 1997 and 1996 amounted to $9,361,986 ($0.49300 per Unit), $12,724,229 ($0.67000 per Unit), and $15,810,105
($0.83250 per Unit), respectively. During these years the Trust received cash of $9,886,679, $13,281,125, and $16,335,605, respectively, from the Working
Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1998             1997             1996
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 35,097,072     $ 53,076,483     $ 53,312,854
  Production costs and expenses...............   (14,086,595)     (15,900,901)     (16,692,110)
  Capital expenditures........................    (5,280,814)     (12,968,988)      (7,784,396)
                                                ------------     ------------     ------------
          Net Proceeds........................  $ 15,729,663     $ 24,206,594     $ 28,836,348
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $  9,792,348     $ 13,125,292     $ 16,107,110
  Fee Lands Royalties.........................        94,331          155,833          233,445
                                                ------------     ------------     ------------
                                                $  9,886,679       13,281,125       16,340,555
  Partnership expenses........................            --               --           (4,950)
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $  9,886,679     $ 13,281,125     $ 16,335,605
                                                ============     ============     ============

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 34% during the 1998 operating period, following a marginal decrease in the prior year. The decrease in revenues during the 1998 operating period is due to declining commodity prices for oil and natural gas liquids and a decrease in natural gas production. The decrease in natural gas production is primarily the result of the conversion of a well from gas to oil.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties decreased in 1998 compared to the 1997 operating period. Average crude oil prices decreased from $20.64 per barrel for the 1997 operating period to $14.60 per barrel for the 1998 operating period. Average natural gas liquids prices decreased from $13.40 per barrel for the 1997 operating period to $11.23 per barrel for the 1998 operating period. Average natural gas prices received by the Working Interest Owner for production attributable to the Productive Properties decreased slightly during 1998 from $2.57 per thousand cubic feet for the 1997 operating period to $2.55 per thousand cubic feet for the 1998 operating period.

     Production costs and expenses incurred by Working Interest Owner on the Productive Properties decreased 11% during the 1998 operating period following a decrease of 5% during the 1997 operating period. The decrease in the 1998 operating period is due primarily to decreased workover expenses and lower electrical and fuel costs reported at Jay Field. Production taxes at Jay Field for the 1998 operating period are down as a result of lower product sales prices.

     Capital expenditures decreased 59% in the 1998 operating period compared to an increase of 67% in the 1997 operating period. The decrease in 1998 capital expenditures is attributable to decreased drilling activity at South Pass 89 and Offshore Louisiana, lower facilities expenditures at South Pass 89 and Jay Field and lower nitrogen injection costs at Jay Field.

     The Trust's Fee Lands Royalties decreased 39% to approximately $94,000 in 1998. The amount of Fee Lands leased as of December 31, 1998 is approximately 4,509 acres.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Royalty revenues......................................  $ 9,886,679   $13,281,125   $16,335,605
Trust administrative expenses.........................     (526,456)     (551,713)     (523,859)
                                                        -----------   -----------   -----------
Cash earnings.........................................    9,360,223    12,729,412    15,811,746
Changes in undistributed cash.........................        1,763        (5,183)       (1,641)
                                                        -----------   -----------   -----------
Cash distributions....................................  $ 9,361,986   $12,724,229   $15,810,105
                                                        ===========   ===========   ===========
Cash distributions per Unit...........................  $   0.49300   $   0.67000   $   0.83250
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1998 AND 1997

                                                                  1998            1997
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     19,963    $     21,726
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (73,717,000)    (72,556,000)
                                                              ------------    ------------
     Total assets...........................................  $  2,584,963    $  3,747,726
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,584,963    $  3,747,726
Contingencies (note 4)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  2,584,963    $  3,747,726
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Trust corpus, beginning of period (note 3)......  $  3,747,726    $  4,432,543    $  5,851,902
Cash earnings...................................     9,360,223      12,729,412      15,811,746
Cash distributions..............................    (9,361,986)    (12,724,229)    (15,810,105)
Amortization of royalty interests (note 3)......    (1,161,000)       (690,000)     (1,421,000)
                                                  ------------    ------------    ------------
Trust corpus, end of period.....................  $  2,584,963    $  3,747,726    $  4,432,543
                                                  ============    ============    ============

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 1998, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $0.5 million in 1998, reduced by $.1 million in 1997, and reduced by $.06 million in 1996 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The initial carrying value and related accumulated amortization has been reduced by the amounts attributed to the Fort Worth Basin property which was sold in January 1997. Proceeds from the sale were included in the cash distribution in April 1997. The unamortized balance at December 31, 1998 is not indicative of the fair market value of the interests held by the Trust.

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

(5) DISMANTLEMENT OF PLATFORMS AT OFFSHORE LOUISIANA

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to establish an escrow for various matters. From the August 1991 distribution through the August 1992 distribution the Company escrowed funds from Offshore Louisiana in connection with anticipated platform dismantlement costs at Offshore Louisiana. The Company ceased escrowing for dismantlement costs at Offshore Louisiana beginning with the September 1992 distribution because it had fully escrowed the amount estimated to be ultimately incurred for dismantlement of platforms located on this property. The total cumulative Offshore Louisiana escrow balance as of December 31, 1998 was approximately $2,300,000, 90% of which was otherwise distributable to the Trust.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 1998, and by Gruy Engineering Corporation, independent petroleum engineers ("Gruy") as of September 30, 1997 and 1996. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of oil and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into

                               LL&E ROYALTY TRUST
consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 1998, 1997 and 1996.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1995 to September 30, 1996, 1997 and 1998 (of which estimates were prepared by Gruy in the periods ending September 30, 1996 and 1997 and by Miller and Lents in the period ending September 30, 1998). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The amounts estimated do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Gruy and Miller and Lents took into consideration capital expenditures estimated to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Gruy and Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1998       1997       1996
                                                             --------   --------   --------
Future net revenues........................................  $ 12,676   $117,559   $104,254
10% annual discount for estimated timing of net
  revenues.................................................    (5,224)   (59,584)   (47,361)
                                                             --------   --------   --------
Present value of future net revenues.......................  $  7,452   $ 57,975   $ 56,893
                                                             ========   ========   ========

                               LL&E ROYALTY TRUST

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                             IMPUTED             PRESENT VALUE
                                                         PROVED RESERVES           OF FUTURE
                                                      ---------------------      NET REVENUES
                                                      LIQUIDS        GAS          (THOUSANDS
                                                      (MBBL)        (MMCF)        OF DOLLARS)
                                                      -------      --------      -------------
Estimated at September 30, 1995.....................   2,425         8,472         $ 32,506
     Production.....................................    (449)       (3,097)         (16,336)
     Revisions of estimates(1)......................   2,051         2,965           37,472
     Accretion of discount..........................     n/a           n/a            3,251
                                                      ------        ------         --------
Estimated at September 30, 1996.....................   4,027         8,340         $ 56,893
     Production.....................................    (396)       (1,884)         (13,281)
     Revisions of estimates(1)......................   1,457         2,462            8,674
     Accretion of discount..........................     n/a           n/a            5,689
                                                      ------        ------         --------
Estimated at September 30, 1997.....................   5,088         8,918         $ 57,975
     Production.....................................    (336)       (1,947)          (9,887)
     Revisions of estimates(1)......................  (4,324)       (2,940)         (46,434)
     Accretion of discount..........................     n/a           n/a            5,798
                                                      ------        ------         --------
Estimated at September 30, 1998.....................     428         4,031         $  7,452
                                                      ======        ======         ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 1998 was based on average natural gas prices of $1.69 per thousand cubic feet and on crude and condensate prices of approximately $13.58 per barrel. Prices received in December 1998 approximated $2.02 per thousand cubic feet for natural gas and $10.14 per barrel of crude oil and gas condensate. Had these prices been used, the present value of future net revenues relating to proved reserves would have been reduced.

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

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 1998 and 1997, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 1998 and 1997, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1998, on the basis of accounting described in Note 3.

                                            KPMG LLP

Houston, Texas
March 23, 1999

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 19, 1999.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. Chase Bank of Texas, N.A. as Trustee of the Trust, owns no Units. Chase Bank of Texas, N.A. in its individual capacity (the "Bank") also owns no Units. As of March 19, 1999, the Trust Department of the Bank held 3,325 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------

        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 1998, 1997 and 1996..........................    42

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 1998
          and 1997..................................................    42

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 1998, 1997 and 1996..........................    42

        Notes to Financial Statements...............................    43

        Independent Auditors' Report................................    48

     (b) REPORTS ON FORM 8-K

        None.

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            27            --  Financial Data Schedule.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.

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

Date:  March 31, 1999

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