Form 10-Q
period 1999-03-31
LL&E ROYALTY TRUST
filed 1999-05-14
CIK 721765

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

For the quarterly period ended March 31, 1999.

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

     At May 16, 1999, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                               LL&E ROYALTY
                                               TRUST

                                               1999
                                               FIRST QUARTER REPORT TO
                                               UNIT HOLDERS

                                               QUARTER ENDED MARCH 31, 1999

                                               CHASE BANK OF TEXAS, NATIONAL
                                               ASSOCIATION AS TRUSTEE FOR LL&E
                                               ROYALTY TRUST, HAS ESTABLISHED
                                               THE FOLLOWING TOLL FREE
                                               INFORMATION LINE FOR UNIT HOLDER
                                               INQUIRIES:

                                                        1-800-852-1422

                                               AND AN INTERNET NEWS SOURCE WHICH
                                               MAY BE ACCESSED AT:

                                               WWW.BUSINESSWIRE.COM/CNN/LRT.HTM

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998. The cash earnings and distributions for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year 1999.

     The March 31, 1999 and 1998 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Royalty revenues............................................  $   911,912    $ 4,086,772
Trust administrative expenses...............................     (153,165)      (151,318)
                                                              -----------    -----------
Cash earnings...............................................      758,747      3,935,454
Changes in undistributed cash...............................       18,496          7,716
                                                              -----------    -----------
Cash distributions..........................................  $   777,243    $ 3,943,170
                                                              ===========    ===========
Cash distributions per Unit.................................  $     .0409    $     .2076
                                                              ===========    ===========
Units outstanding...........................................   18,991,304     18,991,304
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                               MARCH 31,      DECEMBER 31,
                                                                  1999            1998
                                                              ------------    ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $      1,467    $     19,963
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (73,864,000)    (73,717,000)
                                                              ------------    ------------
          Total assets......................................  $  2,419,467    $  2,584,963
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,419,467    $  2,584,963
Contingencies (note 4)
                                                              ------------    ------------
          Total liabilities and Trust Corpus................  $  2,419,467    $  2,584,963
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,584,963    $ 3,747,726
Cash earnings...............................................      758,747      3,935,454
Cash distributions..........................................     (777,243)    (3,943,170)
Amortization of royalty interest (note 3)...................     (147,000)      (205,000)
                                                              -----------    -----------
Trust Corpus, end of period.................................  $ 2,419,467    $ 3,535,010
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999
(1) FORMATION OF THE TRUST

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

                                 MARCH 31, 1999

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 1999, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 1999, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1999

information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998.

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

(5) DISMANTLEMENT OF PLATFORMS

     The conveyances creating the Overriding Royalties permit the Company, under certain circumstances, to escrow funds for estimated future costs such as dismantlement of platforms. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1998, the total future dismantlement costs to the Company's working interest are $2.6 million for South Pass 89,

                               LL&E ROYALTY TRUST

                                 MARCH 31, 1999

$9.6 million for Jay Field, and $3.0 million for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from South Pass 89 and Jay Field properties and 90% of the net proceeds from the Offshore Louisiana property. The total cumulative escrow balance as of March 31, 1999 was approximately $2.3 million for the Offshore Louisiana property only.

     The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from all of the Productive Properties and that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 1999, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 1998, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 23, 1999, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in
Note 3.

                                          KPMG LLP

Houston, Texas
May 6, 1999

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

     The conveyances creating the Overriding Royalties permit the Working Interest Owner, under certain circumstances, to establish escrows for various matters. The Working Interest Owner has escrowed approximately $2.3 million from the Offshore Louisiana Property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. The Working Interest Owner has advised the Trustee that under the terms of the conveyances it is permitted to escrow funds from all of the Productive Properties and that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 1999 and 1998 (the 1999 and 1998 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 1998 (the "Current Operating Period") and October through December of 1997 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 1999 and 1998 First Quarters amounted to $777,243 ($.0409 per Unit) and $3,943,170 ($.2076 per Unit), respectively.
During these periods, the Trust received cash of $911,912 and $4,086,772, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1999 and 1998 First Quarters were as follows:

                                                          1999          1998
                                                        --------      --------
January...............................................  $ .0145       $ .0765
February..............................................    .0181         .0838
March.................................................    .0083         .0473
                                                        -------       -------
                                                        $ .0409       $ .2076
                                                        =======       =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1999 and 1998:

                               FIRST QUARTER 1999

                                                             SOUTH      OFFSHORE
                                              JAY FIELD     PASS 89     LOUISIANA      TOTAL
                                             -----------   ----------   ---------   -----------
Revenues:
  Liquids..................................  $ 3,372,872   $1,313,606   $ 106,637   $ 4,793,115
  Natural gas..............................       94,289      551,230     781,517     1,427,036
                                             -----------   ----------   ---------   -----------
                                               3,467,161    1,864,836     888,154     6,220,151
Production costs and expenses..............   (2,494,871)    (269,268)   (384,149)   (3,148,288)
Capital expenditures.......................     (885,809)    (196,830)   (322,144)   (1,404,783)
                                             -----------   ----------   ---------   -----------
Net Proceeds...............................  $    86,481   $1,398,738   $ 181,861   $ 1,667,080
                                             ===========   ==========   =========   ===========
Overriding Royalties paid to the
  Trust(1).................................  $   191,768   $  699,369   $      --   $   891,137
                                             ===========   ==========   =========
Fee Lands Royalties..............................................................        20,775
                                                                                    -----------
Royalties paid to the Trust......................................................   $   911,912
                                                                                    ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of March 31, 1999, excess production costs to be recovered from future revenues total approximately $297,000 at Jay Field and approximately $537,000 at Offshore Louisiana.

                               FIRST QUARTER 1998

                                                           SOUTH       OFFSHORE
                                           JAY FIELD      PASS 89      LOUISIANA       TOTAL
                                          -----------   -----------   -----------   -----------
Revenues:
  Liquids...............................  $ 5,919,980   $ 1,794,236   $   279,878   $ 7,994,094
  Natural gas...........................      565,218     1,816,411     1,922,992     4,304,621
                                          -----------   -----------   -----------   -----------
                                            6,485,198     3,610,647     2,202,870    12,298,715
Production costs and expenses...........   (3,604,703)     (278,320)     (474,635)   (4,357,658)
Capital expenditures....................   (1,475,551)      (53,077)       33,565    (1,495,063)
                                          -----------   -----------   -----------   -----------
Net Proceeds............................  $ 1,404,944   $ 3,279,250   $ 1,761,800   $ 6,445,994
                                          ===========   ===========   ===========   ===========
Overriding Royalties paid to the
  Trust(1)..............................  $   844,462   $ 1,639,625   $ 1,585,620   $ 4,069,707
                                          ===========   ===========   ===========
Fee Lands Royalties..............................................................        17,065
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 4,086,772
                                                                                    ===========

------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the overriding royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds. At Jay Field, approximately $284,000 of excess production costs were recoverable from future revenues at March 31, 1998.

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 1999 and 1998:

                                                                    FIRST QUARTER
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Net Proceeds:
  Revenues..................................................  $ 6,220,151    $12,298,715
  Production costs and expenses.............................   (3,148,288)    (4,357,658)
  Capital expenditures......................................   (1,404,783)    (1,495,063)
                                                              -----------    -----------
  Net Proceeds..............................................  $ 1,667,080    $ 6,445,994
                                                              ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $   891,137    $ 4,069,707
  Fee Lands Royalties.......................................       20,775         17,065
                                                              -----------    -----------
  Royalties paid to the Trust...............................  $   911,912    $ 4,086,772
                                                              ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period decreased 49% from the Prior Year's Operating Period primarily as a result of lower commodity prices. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $11.67, $8.96 and $2.04, respectively. In the comparable 1998 period average crude oil, natural gas liquids and natural gas prices were $18.43, $9.70 and $3.21, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period decreased 28% primarily as a result of lower lease operating expenses and production related taxes at Jay Field.

     Capital expenditures decreased marginally in the Current Operating Period. Decreased expenditures at Jay Field were offset primarily by increased capital expenditures at Offshore Louisiana.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 57,856 barrels for the Current Operating Period and 103,874 for the Prior Year's Operating Period. Imputed natural gas production was 100,374 thousand cubic feet and 733,759 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report and Form 10-K for the year ended December 31, 1998, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At March 31, 1999, the

Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 3,638 of which were under lease.


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

     (b) REPORTS ON FORM 8-K

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

Date: May 14, 1999

NOTE: Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
         4*              -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
         27              -- Financial Data Schedule
         28.1*           -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
         28.2*           -- Form of Conveyance of Overriding Royalty Interests for
                            Fort Worth Basin Property.
         28.3*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
         28.4*           -- Form of Conveyance of Overriding Royalty Interests for
                            Interests for Jay Field (Florida) Property.
         28.5*           -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property
         28.6*           -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
         28.7*           -- Form of Royalty Deed.

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).