Form 10-Q
period 1999-06-30
LL&E ROYALTY TRUST
filed 1999-08-13
CIK 721765

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

For the quarterly period ended June 30, 1999.

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

     At August 10, 1999, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998. The cash earnings and distributions for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year 1999.

     The June 30, 1999 and 1998 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Royalty revenues.............................  $  533,604   $2,930,890   $1,445,516   $7,017,662
Trust administrative expenses................    (146,680)    (131,602)    (299,845)    (282,920)
                                               ----------   ----------   ----------   ----------
Cash earnings................................     386,924    2,799,288    1,145,671    6,734,742
Changes in undistributed cash................     (18,544)      (6,166)         (48)       1,550
                                               ----------   ----------   ----------   ----------
Cash distributions...........................  $  368,380   $2,793,122   $1,145,623   $6,736,292
                                               ==========   ==========   ==========   ==========
Cash distributions per Unit..................  $    .0194   $    .1471   $    .0603   $    .3547
                                               ==========   ==========   ==========   ==========
Units outstanding............................  18,991,304   18,991,304   18,991,304   18,991,304
                                               ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     20,011   $     19,963
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (73,894,000)   (73,717,000)
                                                              ------------   ------------
          Total assets......................................  $  2,408,011   $  2,584,963
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,408,011   $  2,584,963
Contingencies (note 4)
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  2,408,011   $  2,584,963
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,584,963   $ 3,747,726
Cash earnings...............................................    1,145,671     6,734,742
Cash distributions..........................................   (1,145,623)   (6,736,292)
Amortization of royalty interest (note 3)...................     (177,000)     (388,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 2,408,011   $ 3,358,176
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1999
(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the Trust and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger had no significant effects on the Trust.

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

                                 JUNE 30, 1999

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 1999, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 1999 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                                 JUNE 30, 1999

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

(5) DISMANTLEMENT OF PLATFORMS

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1998, the total future dismantlement costs to the Working Interest Owner are

                               LL&E ROYALTY TRUST

                                 JUNE 30, 1999

$2.6 million for South Pass 89, $9.6 million for Jay Field and $3.0 million for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from South Pass 89 and Jay Field properties and 90% of the net proceeds from the Offshore Louisiana property. The total cumulative escrow balance as of June 30, 1999 was approximately $2.3 million for the Offshore Louisiana property only.

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with its contractual rights, it will escrow additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution. When the Working Interest Owner escrows additional funds, the Royalties paid to the Trustee will be reduced, and the reductions could be significant.

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of June 30, 1999, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 1999 and 1998 and changes in Trust corpus for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

Houston, Texas
August 10, 1999

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

INFORMATION SYSTEMS FOR THE YEAR 2000

     The year 2000 issue is the result of computer systems and other equipment with embedded chips or processors using two digits instead of four to define a specific year and potentially being unable to process accurately certain data before, during or after the year 2000. This could result in system failures or miscalculations, causing disruptions to various activities and operations.

     BR's year 2000 readiness plan involves four phases: assessment, remediation, testing and implementation. BR has completed its assessment of all material systems that could be affected by the year 2000 issue. The assessment confirmed that information technology exposures were not material; however, assets used in producing, gathering and transporting hydrocarbons (hereafter referred to as operating equipment) were determined to be at risk of encountering year 2000 problems.

     BR has completed the remediation, testing and implementation phases for all significant operating equipment. BR's goal under its year 2000 readiness plan is to ensure that all critical operating equipment, systems and processes under its direct control remain operational. However, because certain operating equipment, systems and processes may be linked with systems outside of BR's control, there can be no assurance that all implementations will be successful.

     BR has no means of ensuring that its third-party vendors and suppliers will be year 2000 compliant. BR has contacted all third-party vendors and suppliers of products and services that it considers material to its operations in order to ascertain their level of year 2000 readiness. All of the significant vendors and suppliers of BR have responded that they believe the year 2000 issue will not have a material adverse impact on their ability to perform. However, if BR's third party vendors and suppliers are unable to perform because of year 2000 problems, such failures could result in the inability to transport, deliver or market crude oil, natural gas or natural gas liquids.

     Presently, based on information available, BR cannot conclude that any failure of BR or third parties to achieve year 2000 compliance will not adversely affect BR.

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

     The Working Interest Owner, under the terms of the conveyances creating the Overriding Royalties, is permitted to establish escrows for various matters. As of June 30, 1999, the Working Interest Owner has escrowed approximately $2.3 million from the Offshore Louisiana Property, 90% of which would otherwise have been distributable to the Trust, in preparation for anticipated platform dismantlement costs. In June 1999, the Working Interest Owner informed the Trustee that it will escrow additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution. When the Working Interest Owner escrows additional funds, the Royalties paid to the Trustee will be reduced, and the reductions could be significant.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 1999 and 1998 (the 1999 and 1998 "Second Quarter" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 1999 and 1998, respectively, and the periods October 1998 through March 1999 and October 1997 through March 1998 (the 1999 and 1998 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1999 and 1998 Second Quarters amounted to $368,380 ($.0194 per Unit) and $2,793,122 ($.1471 per Unit),
respectively. During these periods, the Trust received cash of $533,604 and $2,930,890, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 1999 and 1998 Second Quarters were as follows:

                                                          1999          1998
                                                        --------      --------
April.................................................  $ .0096       $ .0354
May...................................................    .0026         .0623
June..................................................    .0072         .0494
                                                        -------       -------
                                                        $ .0194       $ .1471
                                                        =======       =======

     Distributions to Unit holders for the First Half of 1999 and 1998 amounted to $1,145,623 ($.0603 per Unit) and $6,736,292 ($.3547 per Unit), respectively.
During these periods, the Trust received cash of $1,445,516 and $7,017,662, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1999:

                              SECOND QUARTER 1999

                                                                             OFFSHORE
                                                JAY FIELD    SOUTH PASS 89   LOUISIANA      TOTAL
                                               -----------   -------------   ---------   -----------
Revenues:
  Liquids....................................  $ 3,229,384    $1,211,839     $ 131,556   $ 4,572,779
  Natural gas................................       79,009       620,753       581,783     1,281,545
                                               -----------    ----------     ---------   -----------
                                                 3,308,393     1,832,592       713,339     5,854,324
Production costs and expenses................   (2,119,348)     (266,637)     (430,045)   (2,816,030)
Capital expenditures.........................     (932,496)     (559,387)      (44,230)   (1,536,113)
                                               -----------    ----------     ---------   -----------
Net Proceeds.................................  $   256,549    $1,006,568     $ 239,064   $ 1,502,181
                                               ===========    ==========     =========   ===========
Overriding Royalties paid to the Trust(1)....  $        --    $  503,284     $      --   $   503,284
                                               ===========    ==========     =========
Fee Lands Royalties...................................................................        30,320
                                                                                         -----------
Royalties paid to the Trust...........................................................   $   533,604
                                                                                         ===========

                                FIRST HALF 1999

                                                                              OFFSHORE
                                                JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                               -----------   -------------   ----------   -----------
Revenues:
  Liquids....................................  $ 6,602,256    $2,525,445     $  238,193   $ 9,365,894
  Natural gas................................      173,298     1,171,983      1,363,300     2,708,581
                                               -----------    ----------     ----------   -----------
                                                 6,775,554     3,697,428      1,601,493    12,074,475
Production costs and expenses................   (4,614,219)     (535,905)      (814,194)   (5,964,318)
Capital expenditures.........................   (1,818,305)     (756,217)      (366,374)   (2,940,896)
                                               -----------    ----------     ----------   -----------
Net Proceeds.................................  $   343,030    $2,405,306     $  420,925   $ 3,169,261
                                               ===========    ==========     ==========   ===========
Overriding Royalties paid to the Trust(1)....  $   191,768    $1,202,653     $       --   $ 1,394,421
                                               ===========    ==========     ==========
Fee Lands Royalties....................................................................        51,095
                                                                                          -----------
Royalties paid to the Trust............................................................   $ 1,445,516
                                                                                          ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 1999, excess production costs to be recovered from future revenues total approximately $41,000 at Jay Field and approximately $298,000 at Offshore Louisiana.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1998:

                              SECOND QUARTER 1998

                                                                              OFFSHORE
                                                JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                               -----------   -------------   ----------   -----------
Revenues:
  Liquids....................................  $ 4,670,505    $1,375,397     $  284,047   $ 6,329,949
  Natural gas................................      296,378     1,047,153      1,641,993     2,985,524
                                               -----------    ----------     ----------   -----------
                                                 4,966,883     2,422,550      1,926,040     9,315,473
Production costs and expenses................   (2,695,806)     (209,169)      (499,903)   (3,404,878)
Capital expenditures.........................     (897,271)      (42,081)        (2,314)     (941,666)
                                               -----------    ----------     ----------   -----------
Net Proceeds.................................  $ 1,373,806    $2,171,300     $1,423,823   $ 4,968,929
                                               ===========    ==========     ==========   ===========
Overriding Royalties paid to the Trust(1)....  $   544,913    $1,085,650     $1,281,441   $ 2,912,004
                                               ===========    ==========     ==========
Fee Lands Royalties....................................................................        18,886
                                                                                          -----------
Royalties paid to the Trust............................................................   $ 2,930,890
                                                                                          ===========

                                FIRST HALF 1998

                                                                              OFFSHORE
                                                JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                               -----------   -------------   ----------   -----------
Revenues:
  Liquids....................................  $10,590,485    $3,169,633     $  563,925   $14,324,043
  Natural gas................................      861,596     2,863,564      3,564,985     7,290,145
                                               -----------    ----------     ----------   -----------
                                                11,452,081     6,033,197      4,128,910    21,614,188
Production costs and expenses................   (6,300,509)     (487,489)      (974,538)   (7,762,536)
Capital expenditures.........................   (2,372,822)      (95,158)        31,251    (2,436,729)
                                               -----------    ----------     ----------   -----------
Net Proceeds.................................  $ 2,778,750    $5,450,550     $3,185,623   $11,414,923
                                               ===========    ==========     ==========   ===========
Overriding Royalties paid to the Trust(1)....  $ 1,389,375    $2,725,275     $2,867,061   $ 6,981,711
                                               ===========    ==========     ==========
Fee Lands Royalties....................................................................        35,951
                                                                                          -----------
Royalties paid to the Trust............................................................   $ 7,017,662
                                                                                          ===========

---------------

(1) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in Net Proceeds.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1999 and 1998:

                                                SECOND QUARTER                FIRST HALF
                                           -------------------------   -------------------------
                                              1999          1998          1999          1998
                                           -----------   -----------   -----------   -----------
Net Proceeds:
  Revenues...............................  $ 5,854,324   $ 9,315,473   $12,074,475   $21,614,188
  Production costs and expenses..........   (2,816,030)   (3,404,878)   (5,964,318)   (7,762,536)
  Capital expenditures...................   (1,536,113)     (941,666)   (2,940,896)   (2,436,729)
                                           -----------   -----------   -----------   -----------
  Net Proceeds...........................  $ 1,502,181   $ 4,968,929   $ 3,169,261   $11,414,923
                                           ===========   ===========   ===========   ===========
Royalties paid to the Trust:
  Overriding Royalties...................  $   503,284   $ 2,912,004   $ 1,394,421   $ 6,981,711
  Fee Lands Royalties....................       30,320        18,886        51,095        35,951
                                           -----------   -----------   -----------   -----------
  Royalties paid to the Trust............  $   533,604   $ 2,930,890   $ 1,445,516   $ 7,017,662
                                           ===========   ===========   ===========   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately 37% in the 1999 Three-Month Operating Period and 44% in the 1999 Six-Month Operating Period versus the comparable periods in 1998 primarily as a result of lower commodity prices. A decrease in natural gas production resulting from natural declines at mature producing properties also contributed to the decrease in revenues.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Producing Properties received by the Working Interest Owner in the 1999 Three-Month Operating Period were $11.51 per barrel,

$9.38 per barrel and $1.79 per thousand cubic feet of gas (Mcf), respectively. In the comparable 1998 period, average crude oil, natural gas liquids and natural gas prices were $14.22 per barrel, $12.69 per barrel and $2.27 per Mcf, respectively. In the 1999 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $11.59 per barrel, $9.16 per barrel and $1.92 per Mcf respectively. In the 1998 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $16.37 per barrel, $11.19 per barrel and $2.74 per Mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 17% and 23% in the 1999 Three-Month Operating Period and the 1999 Six-Month Operating Period, respectively, primarily as a result of reduced lease operating expenses and severance taxes at Jay Field.

     Capital expenditures increased 63% and 21% in the 1999 Three-Month Operating Period and the 1999 Six-Month Operating Period, respectively, primarily as a result of costs associated with the removal of a drilling rig at South Pass 89 and drilling costs associated with the Vermilion 331A-29 well.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 27,959 barrels for the 1999 Three-Month Operating Period and 95,171 barrels for the 1998 Three-Month Operating Period. Imputed natural gas production was 87,620 Mcf and 706,103 Mcf for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tract as to which the Fee Lands Royalties terminated. At June 30, 1999, the Fee Lands consisted of approximately 35,000 gross acres in south Louisiana, approximately 3,496 of which were under lease.

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

     (b) Reports on Form 8-K

     On June 28, 1999, the Trust filed a report on Form 8-K reporting the Trust income distribution for the month of July 1999 and also reporting that the Working Interest Owner had informed the Trust that, effective with the July 1999 income distribution, it will begin escrowing funds from the Jay Field and South Pass 89 properties, and will escrow additional funds for the Offshore Louisiana property.

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

Date: August 10, 1999

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