Form 10-Q
period 1999-09-30
LL&E ROYALTY TRUST
filed 1999-11-12
CIK 721765

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

For the quarterly period ended September 30, 1999.

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

     At November 10, 1999, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Auditors' Review Report....................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   16
Signature...................................................   18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998. The cash earnings and distributions for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year 1999.

     The September 30, 1999 and 1998 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 1999          1998          1999          1998
                                              -----------   -----------   -----------   -----------
Royalty revenues............................  $   284,477   $ 1,923,321   $ 1,729,993   $ 8,940,983
Trust administrative expenses...............     (125,568)     (135,533)     (425,413)     (418,453)
                                              -----------   -----------   -----------   -----------
Cash earnings...............................      158,909     1,787,788     1,304,580     8,522,530
Changes in undistributed cash...............         (275)          251          (323)        1,801
                                              -----------   -----------   -----------   -----------
Cash distributions..........................  $   158,634   $ 1,788,039   $ 1,304,257   $ 8,524,331
                                              ===========   ===========   ===========   ===========
Cash distributions per Unit.................  $     .0084   $     .0942   $     .0687   $     .4489
                                              ===========   ===========   ===========   ===========
Units outstanding...........................   18,991,304    18,991,304    18,991,304    18,991,304
                                              ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $     20,286     $     19,963
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000       76,282,000
Less accumulated amortization (note 3)......................   (73,961,000)     (73,717,000)
                                                              ------------     ------------
          Total assets......................................  $  2,341,286     $  2,584,963
                                                              ============     ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,341,286     $  2,584,963
Contingencies (note 4)
                                                              ------------     ------------
          Total liabilities and trust corpus................  $  2,341,286     $  2,584,963
                                                              ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,584,963    $ 3,747,726
Cash earnings...............................................    1,304,580      8,522,530
Cash distributions..........................................   (1,304,257)    (8,524,331)
Amortization of royalty interest (note 3)...................     (244,000)      (531,000)
                                                              -----------    -----------
Trust Corpus, end of period.................................  $ 2,341,286    $ 3,214,925
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with Chase Bank of Texas, National Association, as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).

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

                               SEPTEMBER 30, 1999

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 1999, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 1999, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               SEPTEMBER 30, 1999

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

(5) DISMANTLEMENT OF PLATFORMS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1998, the total future dismantlement costs to the Working Interest Owner are

                               LL&E ROYALTY TRUST

                               SEPTEMBER 30, 1999

$9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the
Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution.

     The cumulative escrow balance as of September 30, 1999 was approximately $975,000 for the Jay Field property and $1,159,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 1999, the cumulative escrow balance for the Offshore Louisiana property was $2,982,000, 90% of which would otherwise have been distributable to the Trust.

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 1999, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 1999 and 1998 and changes in Trust corpus for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
November 10, 1999

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

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1998, the total future dismantlement costs to the Working Interest Owner are $9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution.

     The cumulative escrow balance as of September 30, 1999 was approximately $975,000 for the Jay Field property and $1,159,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 1999, the cumulative escrow balance for the Offshore Louisiana property was $2,982,000, 90% of which would otherwise have been distributable to the Trust.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis.

Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 1999 and 1998 (the 1999 and 1998 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 1999 and 1998, respectively and the periods October 1998 through June 1999 and October 1997 through June 1998 (the 1999 and 1998 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 1999 and 1998 Third Quarters amounted to $158,634 ($.0084 per Unit) and $1,788,039 ($.0942 per Unit), respectively.
During these periods, the Trust received cash of $284,477 and $1,923,321 respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The monthly per Unit distributions for the 1999 and 1998 Third Quarters were as follows:

                                                               1999     1998
                                                              ------   ------
July........................................................  $.0055   $.0356
August......................................................   .0002    .0349
September...................................................   .0027    .0237
                                                              ------   ------
                                                              $.0084   $.0942
                                                              ======   ======

     Distributions to Unit holders for the First Nine Months of 1999 and 1998 amounted to $1,304,250 ($.0687) and $8,524,331 ($.4489 per Unit), respectively.
During these periods, the Trust received cash of $1,729,993 and $8,940,983, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1999:

                               THIRD QUARTER 1999

                                                                          OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA      TOTAL
                                            -----------   -------------   ---------   -----------
Revenues:
  Liquids.................................  $ 4,006,763    $ 1,244,747    $ 206,898   $ 5,458,408
  Natural gas.............................       89,667        491,651      624,269     1,205,587
  Special cost escrow(1)..................     (974,622)    (1,159,154)    (699,068)   (2,832,844)
                                            -----------    -----------    ---------   -----------
                                              3,121,808        577,244      132,099     3,831,151
Production costs and expenses(2)..........   (2,094,669)      (237,841)    (320,253)   (2,652,763)
Capital expenditures......................     (693,419)      (117,184)      (4,909)     (815,512)
                                            -----------    -----------    ---------   -----------
Net Proceeds..............................  $   333,720        222,219    $(193,063)      362,876
                                            ===========    ===========    =========   ===========
Overriding Royalties paid to the
  Trust(3)................................  $   146,607    $   111,110    $      --   $   257,717
                                            ===========    ===========    =========
Fee Lands Royalties................................................................        26,760
                                                                                      -----------
Royalties paid to the Trust........................................................   $   284,477
                                                                                      ===========

                             FIRST NINE MONTHS 1999

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                            -----------   -------------   -----------   -----------
Revenues:
  Liquids.................................  $10,609,019    $ 3,770,192    $   445,091   $14,824,302
  Natural gas.............................      262,965      1,663,634      1,987,569     3,914,168
  Special cost escrow(1)..................     (974,622)    (1,159,154)      (699,068)   (2,832,844)
                                            -----------    -----------    -----------   -----------
                                              9,897,362      4,274,672      1,733,592    15,905,626
Production costs and expenses(2)..........   (6,708,888)      (773,746)    (1,134,447)   (8,617,081)
Capital expenditures......................   (2,511,724)      (873,401)      (371,283)   (3,756,408)
                                            -----------    -----------    -----------   -----------
Net Proceeds..............................  $   676,750    $ 2,627,525    $   227,862   $ 3,532,137
                                            ===========    ===========    ===========   ===========
Overriding Royalties paid to the
  Trust(3)................................  $   338,375    $ 1,313,763    $        --   $ 1,652,138
                                            ===========    ===========    ===========
Fee Lands Royalties..................................................................        77,855
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 1,729,993
                                                                                        ===========

---------------

(1) As more fully described in Note 5, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at September 30, 1999 was approximately $975,000 for the Jay Field property and $1,159,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 1999, the cumulative escrow balance for the Offshore Louisiana property was $2,982,000, 90% of which would otherwise have been distributable to the Trust.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 1999 Three-Month and Nine-Month Operating Periods was approximately $70,000 and $188,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 1999, excess production costs to be recovered from future revenues total approximately $491,000 for the Offshore Louisiana property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1998:

                               THIRD QUARTER 1998

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                            -----------   -------------   ----------   -----------
Revenues:
  Liquids.................................  $ 3,677,250    $ 1,460,525    $  236,885   $ 5,374,660
  Natural gas.............................      (95,387)       965,696       965,693     1,836,002
                                            -----------    -----------    ----------   -----------
                                              3,581,863      2,426,221     1,202,578     7,210,662
Production costs and expenses(1)..........   (2,320,693)      (372,945)     (453,932)   (3,147,570)
Capital expenditures......................     (797,775)       (58,614)     (171,923)   (1,028,312)
                                            -----------    -----------    ----------   -----------
Net Proceeds..............................  $   463,395    $ 1,994,662    $  576,723   $ 3,034,780
                                            ===========    ===========    ==========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $   231,698    $   997,331    $  661,084   $ 1,890,113
                                            ===========    ===========    ==========
Fee Lands Royalties.................................................................        33,208
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 1,923,321
                                                                                       ===========

                             FIRST NINE MONTHS 1998

                                                                         OFFSHORE
                                           JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                          -----------   -------------   -----------   ------------
Revenues:
  Liquids...............................  $14,267,735    $4,630,158     $   800,810   $ 19,698,703
  Natural gas...........................      766,209     3,829,260       4,530,678      9,126,147
                                          -----------    ----------     -----------   ------------
                                           15,033,944     8,459,418       5,331,488     28,824,850
Production costs and expenses(1)........   (8,621,202)     (860,434)     (1,428,470)   (10,910,106)
Capital expenditures....................   (3,170,597)     (153,772)       (140,672)    (3,465,041)
                                          -----------    ----------     -----------   ------------
Net Proceeds............................  $ 3,242,145    $7,445,212     $ 3,762,346   $ 14,449,703
                                          ===========    ==========     ===========   ============
Overriding Royalties paid to the
  Trust(2)..............................  $ 1,621,073    $3,722,606     $ 3,528,145   $  8,871,824
                                          ===========    ==========     ===========
Fee Lands Royalties................................................................         69,159
                                                                                      ------------
Royalties paid to the Trust........................................................   $  8,940,983
                                                                                      ============

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 1998 Three-Month and Nine-Month Operating Periods was approximately $54,000 and $161,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 1998, excess production costs to be recovered from future revenues total approximately $158,000 for the Offshore Louisiana property.

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1999 and 1998.

                                        THIRD QUARTER             FIRST NINE MONTHS
                                  -------------------------   --------------------------
                                     1999          1998          1999           1998
                                  -----------   -----------   -----------   ------------
Net Proceeds:
  Revenues......................  $ 3,831,151   $ 7,210,662   $15,905,626   $ 28,824,850
  Production costs and
     expenses...................   (2,652,763)   (3,147,570)   (8,617,081)   (10,910,106)
  Capital expenditures..........     (815,512)   (1,028,312)   (3,756,408)    (3,465,041)
                                  -----------   -----------   -----------   ------------
  Net Proceeds..................  $   362,876   $ 3,034,780   $ 3,532,137   $ 14,449,703
                                  ===========   ===========   ===========   ============
Royalties paid to the Trust:
  Overriding Royalties..........  $   257,717   $ 1,890,113   $ 1,652,138   $  8,871,824
  Fee Lands Royalties...........       26,760        33,208        77,855         69,159
                                  -----------   -----------   -----------   ------------
  Royalties paid to the Trust...  $   284,477   $ 1,923,321   $ 1,729,993   $  8,940,983
                                  ===========   ===========   ===========   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties in the 1999 Three-Month Operating Period decreased approximately 47% from the 1998 Three-Month Operating Period primarily due to lower production related to natural declines and approximately $2.8 million escrowed in connection with estimated future platform abandonment costs. Revenues decreased approximately 45% in the 1999 Nine-Month Operating Period compared to the 1998 Nine-Month Operating Period primarily due to lower commodity prices, lower production related to natural declines and approximately $2.8 million escrowed in connection with estimated future platform abandonment costs.

     Average crude oil, natural gas liquids and natural gas prices attributable to the Producing Properties received by the Working Interest Owner in the 1999 Three-Month Operating Period were $16.14, $12.22 and $2.24, respectively. In the comparable 1998 period average crude oil, natural gas liquids and natural gas prices were $12.98, $13.12 and $2.29, respectively. In the 1999 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $12.93, $10.09 and $2.01, respectively. In the 1998 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $15.24, $11.51 and $2.64, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 16% and 21% in the 1999 Three-Month Operating Period and the 1999 Nine-Month Operating Period, respectively, primarily as a result of reduced lease operating expenses at each of the Productive Properties and reduced production related taxes for the Jay Field property.

     Capital expenditures decreased 21% in the 1999 Three-Month Operating Period compared to the same period last year primarily as a result of decreased drilling expenditures associated with the Vermilion 331 A-29 well. Costs attributable to this well began in the 1998 Three-Month Operating Period. Capital expenditures were up 8% in the 1999 Nine-Month Operating Period compared to the 1998 Nine-Month

Operating Period primarily as the result of drilling costs on the Vermilion 331 A-29 well and costs associated with the removal of a drilling rig at South Pass 89.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 13,368 barrels for the 1999 Three-Month Operating Period and 75,035 barrels for the 1998 Three-Month Operating Period. Imputed natural gas production was 25,053 thousand cubic and 395,773 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. At September 30, 1999, the Fee Lands consisted of approximately 35,000 gross acres in south Louisiana, approximately 3,496 of which were under lease.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4*             -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
         27              -- Financial Data Schedule.
         28.1*           -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
         28.2*           -- Form of Conveyance of Overriding Royalty Interests for
                            Forth Worth Basin Property.
         28.3*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
         28.4*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
         28.5*           -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
         28.6*           -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
         28.7*           -- Form of Royalty Deed.

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

Date: November 10, 1999

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4*             -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
         27              -- Financial Data Schedule.
         28.1*           -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
         28.2*           -- Form of Conveyance of Overriding Royalty Interests for
                            Forth Worth Basin Property.
         28.3*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
         28.4*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
         28.5*           -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
         28.6*           -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
         28.7*           -- Form of Royalty Deed.

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).