Form 10-K405
period 1999-12-31
LL&E ROYALTY TRUST
filed 2000-03-29
CIK 721765

                               LL&E ROYALTY TRUST
                                      1999
                                 ANNUAL REPORT
                                      AND
                                   FORM 10-K

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     As of March 20, 2000, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $45,104,347.00.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
ITEM  1    -- Business......................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
          Duration and Termination of the Trust.............     5
     The Royalties..........................................     5
          Overriding Royalties..............................     5
          Fee Lands Royalties...............................     7
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     8
     The Units..............................................     9
          Distributions and Income Computations.............     9
          Transfer of Units.................................     9
          Periodic Reports..................................     9
          Possible Requirement that Units be Divested.......    10
          Liability of Unit Holders.........................    11
          Voting by Unit Holders............................    11
          Certain State Law Considerations..................    11
     The Properties.........................................    12
          General...........................................    12
          Description of Productive Properties..............    13
          Description of the Fee Lands......................    14
     Oil and Gas Sales from the Productive Properties.......    15
          Oil Sales.........................................    15
          Gas and Liquids Sales.............................    15
     Exploration and Development Activities.................    16
          Productive Properties.............................    16
          Fee Lands.........................................    16
     Estimates of Petroleum Engineers.......................    17
          September 30, 1999 Estimates......................    17
          Certain Factors Affecting Estimates...............    17
     Industry Conditions and Regulation.....................    25
          Industry Conditions...............................    25
          Regulation........................................    25
     Tax Considerations to Owners of Units..................    25
          Federal Income Tax Considerations.................    25
          IDC Recapture Income to the Company on
          Distribution......................................    33
          Backup Withholding................................    34
          Information Return Filing Requirements............    34
          State Tax Considerations..........................    34
          Severance Taxes...................................    37
          Ad Valorem Taxes..................................    37
ITEM  2    -- Properties....................................    37
ITEM  3    -- Legal Proceedings.............................    37

                                                               PAGE
                                                              NUMBER
                                                              ------
ITEM  4    -- Submission of Matters to a Vote of Unit
              Holders........................................   37
                          PART II
ITEM  5    -- Market for the Registrant's Units and Related
              Unit Holder Matters............................   37
ITEM  6    -- Selected Financial Data........................   38
ITEM  7    -- Management's Discussion and Analysis of
              Financial Condition and Results of Operation...   38
ITEM  7(a) -- Quantitative and Qualitative Disclosures about
              Market Risk....................................   40
ITEM  8    -- Financial Statements and Supplementary Data....   40
ITEM  9    -- Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.........   47

                          PART III
ITEM 10    -- Directors and Executive Officers of the
              Registrant.....................................   47
ITEM 11    -- Executive Compensation.........................   47
ITEM 12    -- Unit Ownership of Certain Beneficial Owners
              and Management.................................   47
ITEM 13    -- Certain Relationships and Related
              Transactions...................................   47

                          PART IV
ITEM 14    -- Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K............................   48
SIGNATURE....................................................   49

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

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with the escrow provisions described above, it would escrow funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The Working Interest Owner's estimates of total abandonment costs are $9.6 million for Jay Field, $2.6 million for South Pass 89 and $3.0 million for Offshore Louisiana. The cumulative escrow balances as of December 31, 1999 were approximately $2.6 million for the Jay Field property and $2.6 million for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 1999, the cumulative escrow balance for the Offshore Louisiana property was $3.0 million, 90% of which would otherwise have been distributable to the Trust.

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

DURATION AND TERMINATION OF THE TRUST

     Unless sooner terminated, the Trust will continue until such time as its net revenues for each of two successive years are less than $5,000,000 per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration) upon such terms as the Trustee, in its sole discretion, deems to be in the best interests of the Unit holders. After paying or making provision for all liabilities of the Trust, the Trustee will distribute all cash then held by it in its capacity as Trustee. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore

Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily
(a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to Chase Bank of Texas, N.A.'s prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total abandonment costs are $9.6 million for Jay Field, $2.6 million for South Pass 89 and $3.0 million for Offshore Louisiana. The Working Interest Owner has escrowed approximately $2.6 million of proceeds from the Jay Field property, approximately $2.6 million of proceeds from the South Pass 89 property and approximately $3.0 million from Offshore Louisiana proceeds to pay a portion of the anticipated costs of abandonment on these properties.

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

     The Trust owns Overriding Royalties expressed as various percentages of Net Proceeds. The Overriding Royalties with respect to Jay Field and South Pass 89 are equal to 50% of the Net Proceeds attributable to such properties. In years prior to 1986, the Overriding Royalties were equal to percentages of Net Proceeds that varied from 20% to 48%. The Overriding Royalties with respect to Offshore Louisiana is (and has been since the inception of the Trust) equal to 90% of the Net Proceeds attributable to such properties.

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

     In September 1999, Florida's Department of Revenue ("FDR") issued two Notices of Intent to Make Audit Changes claiming that the Company underpaid severance taxes on crude oil production from the Jay Field between January 1, 1993 and December 31, 1997. The Company valued crude oil on the basis of sales at posted prices in the area. The FDR asserts that posted prices do not reflect the true market value of the production and has recalculated taxes using the value of refined products attributable to Jay Field crude oil. Additionally, certain treating deductions have been disallowed. The total deficiency alleged (inclusive of penalties and interest through September 13, 1999) amounts to approximately $5 million of which approximately $3.4 million is applicable to the Trust. The Company contends that the applicable posted prices are both an accurate measure of the fair market value of this crude in the field and are in compliance with Florida's statutory requirements relative to crude oil valuation for severance tax purposes. The Company has informed the Trustee that it also believes the subject treating charge deductions were proper.

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 35,000 gross acres in south Louisiana, only approximately 3,496 of which were leased at December 31, 1999. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 1999 (applicable to production from July 1999 through September 1999) and (ii) the year ended December 31, 1999 (applicable to production from October 1998 through September 1999):

                        QUARTER ENDED DECEMBER 31, 1999

                                                            SOUTH       OFFSHORE
                                            JAY FIELD      PASS 89      LOUISIANA       TOTAL
                                           -----------   -----------   -----------   ------------
Revenues:
  Liquids................................  $ 5,587,206   $ 1,311,437   $   280,822   $  7,179,465
  Natural gas............................      115,633       721,360       796,637      1,633,630
  Special cost escrow(1).................   (1,631,012)   (1,440,846)      (18,110)    (3,089,968)
                                           -----------   -----------   -----------   ------------
                                             4,071,827       591,951     1,059,349      5,723,127
Production costs and expenses(2).........   (2,362,317)     (389,614)     (395,849)    (3,147,780)
Capital expenditures.....................     (858,672)      (38,966)     (241,878)    (1,139,516)
                                           -----------   -----------   -----------   ------------
Net Proceeds.............................  $   850,838   $   163,371   $   421,622   $  1,435,831
                                           ===========   ===========   ===========   ============
Overriding Royalties paid to the
  Trust(3)...............................  $   425,419   $    93,059   $        --   $    518,478
                                           ===========   ===========   ===========
Fee Lands Royalties...............................................................         52,685
                                                                                     ------------
Royalties paid to the Trust.......................................................   $    571,163
                                                                                     ============

                          YEAR ENDED DECEMBER 31, 1999

                                                            SOUTH       OFFSHORE
                                           JAY FIELD       PASS 89      LOUISIANA       TOTAL
                                          ------------   -----------   -----------   ------------
Revenues:
  Liquids...............................  $ 16,196,225   $ 5,081,629   $   725,913   $ 22,003,767
  Natural gas...........................       378,598     2,384,994     2,784,206      5,547,798
  Special cost escrow(1)................    (2,605,634)   (2,600,000)     (717,178)    (5,922,812)
                                          ------------   -----------   -----------   ------------
                                            13,969,189     4,866,623     2,792,941     21,628,753
Production costs and expenses(2)........    (9,071,205)   (1,163,360)   (1,530,296)   (11,764,861)
Capital expenditures....................    (3,370,396)     (912,367)     (613,161)    (4,895,924)
                                          ------------   -----------   -----------   ------------
Net Proceeds............................  $  1,527,588   $ 2,790,896   $   649,484   $  4,967,968
                                          ============   ===========   ===========   ============
Overriding Royalties paid to the
  Trust(3)..............................  $    763,794   $ 1,406,822   $        --   $  2,170,616
                                          ============   ===========   ===========
Fee Lands Royalties...............................................................        130,540
                                                                                     ------------
Royalties paid to the Trust.......................................................   $  2,301,156
                                                                                     ============

------------

(1) As more fully described in Note 5 of the Notes to Financial Statements, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it will escrow additional funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at December 31, 1999 was approximately $2,606,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 1999, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

(2) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 1999 was approximately $102,000 and $290,000, respectively.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of December 31, 1999, excess production costs to be recovered from future revenues total approximately $23,000 for South Pass 89 and approximately $69,000 for Offshore Louisiana.

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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 2000. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 1999, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 1999.

                                                                        PRODUCTIVE WELLS(1)
         PRODUCTIVE                                               -------------------------------
     PROPERTY AND YEAR                             ACRES               OIL               GAS
          IN WHICH                           -----------------    --------------    -------------
    PRODUCTION COMMENCED       LOCATION       GROSS      NET      GROSS     NET     GROSS    NET
    --------------------       --------      -------    ------    -----    -----    -----    ----
Jay Field (1970)(2).........  Onshore        184,472(3) 62,150(3)  61       20.6     --        --
                              Alabama
                              and Florida
South Pass 89 (1982)........  Offshore         5,000     1,250      9       2.25      2       .50
                              Louisiana
Offshore Louisiana
(1968)(4)...................  Offshore        27,500     5,708     11(5)     1.3      9(5)   1.50
                              Louisiana
                                             -------    ------     --      -----     --      ----
                                             216,972    69,108     81      24.15     11       2.0
                                             =======    ======     ==      =====     ==      ====

----------

(1) Represents wells productive or capable of production. Net wells reflect the Working Interest Owner's working interest ownership. Gross and net wells exclude injection wells.

(2) Includes interests in 23 leases which are a part of the Jay Field Unit created by a unit agreement among ExxonMobil (the operator) and others. The Jay Field is made up of 177 different tracts of land. Portions of certain leases are located outside of the Jay Field Unit. The Overriding Royalties from the Jay Field burden only the portions of such leases included within the Jay Field Unit and owned by the Working Interest Owner as of June 28, 1983. In addition, certain minor interests of the Company in the Jay Field are not included in the Jay Field Productive Property. The information in the table above relates only to the portion of the Jay Field included in the Jay Field Productive Property.

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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 35,000 gross acres, approximately 3,496 acres of which were under lease as of December 31, 1999.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1997, 1998 and 1999:

                                                                         NET WELLS
                                                               -----------------------------
                                                                 OIL         GAS        DRY
1997                                                           --------    --------    -----
     Exploratory............................................     0.3         0.2          --
     Development............................................      --         0.2          --

        1998
     Exploratory............................................      --          --       0.125
     Development............................................      --          --          --

        1999
     Exploratory............................................      --          --          --
     Development............................................      --          --          --

     At December 31, 1999, no wells were in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 1999:

  Jay Field

     Capital expenditures totaled approximately $3.4 million in 1999, $3.0 million of which was for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $0.9 million were incurred in 1999.

  Offshore Louisiana

     Capital expenditures of approximately $.6 million were incurred in 1999 primarily for the recompletion of two gas wells.

FEE LANDS

     Approximately 3,496 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 1999. There were no wells drilled on the Fee Lands in 1999.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 1999 ESTIMATES

     Estimates of the Properties' proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 1999 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 1999. A copy of Miller and Lents' letter, dated March 1, 2000 setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 1999; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 1999 were approximately $121.7 million, and the present value of such future net revenues was approximately $56.3 million. (The estimates as of September 30, 1998, were $12.7 million and $7.5 million, respectively, before giving effect to approximately $1.8 million in distributions during 1999.)

     The estimates of future net revenues as of September 30, 1999 reflect an 1,148% increase in future net revenues, and a 1,109% increase in the present value of future net revenues from those estimated as of September 30, 1998, after adjusting those 1998 estimates for the estimated distributions related to the twelve months of production ended September 30, 1999. The increases resulted primarily from higher prices as compared with September 30, 1998. In general, natural gas prices, crude oil and gas condensate prices have increased in late 1999. The increase in 1999 estimated future net revenues attributable to the Trust from the 1998 estimates (after adjusting the estimates for the estimated 1999 distributions) was attributable to Jay Field, South Pass 89 and Offshore Louisiana, where those estimates increased by approximately $99 million, $6 million and $6 million, respectively.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $.6 million for the twelve months ending September 30, 2000. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Miller and Lents estimated that as of September 30, 1999, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $13.8 million for the period from October 1, 1999 through December 31, 2002. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                       [MILLER AND LENTS, LTD. LETTERHEAD]

                                  March 1, 2000


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

    The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama and Florida and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) a three percent royalty interest (the "Royalties") under approximately 35,000 acres of the Company's south Louisiana fee lands (the "Fee Lands"). We calculated the imputed reserves using the formulas and criteria specified by the Company, as described in following paragraphs, and estimated future revenues net to the Trust as of September 30, 1999 in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

     The estimated proved imputed reserves and future net revenue, discounted at 10 percent per year, compounded annually, net to the interests owned by the Trust as of September 30, 1999 are:

                         Net Proved Imputed Reserves
                     ----------------------------------

                         Crude Oil,                                          Discounted
                      Condensate, and          Natural       Future Net      Estimated
                     Natural Gas Liquids        Gas,          Revenue,      Net Revenues
Reserve Category           MBbls.               MMcf             M$              M$
------------------   -------------------    -----------    ------------    --------------

Proved Developed                   3,938          8,397         111,039            48,027
Proved Undeveloped                    59          3,529          10,613             8,318
                     -------------------    -----------    ------------    --------------
 Total Proved                      3,997         11,926         121,652            56,345
                     ===================    ===========    ============    ==============

Chase Bank of Texas, National Association, Trustee                 March 1, 2000
LL&E Royalty Trust                                                        Page 2


     These figures are based on estimates from the Trust economic model that is attached to this report.


     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                        Estimated Net Revenues to the Trust
                  --------------------------------------------------
For Production      From Proved      From Proved        From Total
During the 12        Developed       Undeveloped          Proved
 Months Ended        Reserves,        Reserves,          Reserves
 September 30           M$               M$                 M$
--------------    --------------    --------------    --------------


     2000                  7,897                 0             7,897
     2001                  7,379             2,679            10,058
     2002                  4,151             5,223             9,374
     2003                  4,954             1,762             6,716
     2004                  4,725               949             5,674
     2005                  4,358                 0             4,358
Remainder                 77,575                 0            77,575
                  --------------    --------------    --------------

    Total                111,039            10,613           121,652
                  ==============    ==============    ==============



     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 2000:

                                              Last Year of
                          Estimated Future      Estimated
                          Net Revenues to       Economic
                            The Trust,           Life of
Property                        M$              Reserves
------------------        ----------------  ----------------

Jay Field                          103,143              2033
South Pass 89                       11,130              2004
Offshore Louisiana                   6,503              2006
Fee Lands                              876              2013
                          ----------------

 Total                             121,652
                          ================


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

Chase Bank of Texas, National Association, Trustee                 March 1, 2000
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

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Company in production, development, and other operations on the Working Interest Properties
(including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties, (d) applicable charges for certain overhead expenses, and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs to the Company's working interest are $2.6 million for South Pass 89, $9.6 million for the Jay Field, and $3.0 million for the Offshore Louisiana properties. Currently, South Pass 89 and the Offshore Louisiana properties' estimated abandonment costs are fully escrowed. The Jay Field escrow balance is $2.606 million, leaving $6.994 million attributable to the Company's working interest to be escrowed.


     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of December 31, 1999, Excess Production Costs to the Company's working interest are zero for Jay Field and the Fee Lands properties. Excess production costs for the Offshore Louisiana properties are $0.069 million and $0.023 million for South Pass 89.


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


     The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices for oil and gas being received by the

Chase Bank of Texas, National Association, Trustee                 March 1, 2000
LL&E Royalty Trust                                                        Page 4


Company in September 1999 to estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties.

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

      The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect our informed judgments based on accepted standards of professional investigation but are subject to those generally recognized uncertainties associated with interpretation of geological, geophysical, and engineering information. Government policies and market conditions different from those employed in this study may cause the total quantity of oil or gas to be recovered, actual production rates, prices received, or operating and capital costs to vary from those presented in this report.

Chase Bank of Texas, National Association, Trustee                 March 1, 2000
LL&E Royalty Trust entirety.                                              Page 5


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


                                           Very truly yours,

                                           MILLER AND LENTS, LTD.

                                           By: /s/ LARRY M. GRING
                                              ----------------------------------
                                              Larry M. Gring
                                              Senior Vice President

LMG/psh

                                                                        APPENDIX
                           PROVED RESERVES DEFINITIONS
                               IN ACCORDANCE WITH
                SECURITIES AND EXCHANGE COMMISSION REGULATION S-X

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

     1. Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (a) that portion delineated by drilling and by gas-oil and/or oil-water contacts, if any, and (b) the immediately adjoining portions not yet drilled can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

PROVED DEVELOPED OIL AND GAS RESERVE

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

PROVED UNDEVELOPED OIL AND GAS RESERVES

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

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat the income from the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30% withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form 4224, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form 4224 (or substitute statement) must be filed with the Trustee for each calendar year in order to effect an exemption from withholding for that year's income. Final regulations issued under Section 1441, which are effective for payments made beginning January 1, 2001, require that such exemption be claimed on Form W-8ECI, Certificate of Foreign Person's Claim for Exemption from Withholding on Income Effectively Connected with the Conduct of a Trade or Business in the United States, and would extend the validity period from one to three years. During the calendar year 2000, the Service will take into account the extent to which a withholding agent makes a good faith effort to transform its business practices and information systems to comply with the Final Withholding Regulations. If the Trustee holds a valid Form 4224 or a substitute statement containing information as required under regulations, in effect prior to January 1, 2001, such certificate or statement will be treated as a valid withholding certificate until its validity expires under those regulations or, if earlier, until December 31, 2000. Because the application of the Final Withholding Regulations will vary depending on a holder's particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Final Withholding Regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 1999 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

     Nominee Reporting Requirements. The Code imposes reporting requirements on nominee owners of interests in an estate, trust or partnership. Any person holding an interest in the Trust as a nominee owner must furnish the Trustee with specified information about the beneficial owner. In addition, the nominee owner must forward to the beneficial owner specified information supplied by the Trustee pertaining to the beneficial owner's interest. Failure to comply with these requirements may result in the imposition of penalties up to $100,000. Those persons holding Units for the beneficial ownership of another should consult with their tax advisors to ensure compliance with the new nominee reporting requirements.

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

STATE TAX CONSIDERATIONS

     The Royalties burden properties in Louisiana, Florida and Alabama, and the ownership of the Royalties may subject Unit holders to income and other taxation in such states, require the filing of returns in such states, or both. A generalized summary of the relevant tax laws of the states in which the Royalties are located is contained in the following paragraphs.

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

     Louisiana imposes an income tax on all corporations, and other entities treated as corporations, if they earn or receive income derived from or attributable to sources within Louisiana. Oil and gas Royalty income, net of expenses, is generally treated as allocable income in Louisiana (oil and gas Royalty income is specifically allocated to where the property is located). Gain or loss on the sale of Units is also considered allocable income and is allocated to the state in which the Units have business situs (if they have been so used in connection with the taxpayer's business to acquire a business situs) or, in the absence of a business situs, to the taxpayer's commercial domicile. Thus, for corporations, in the absence of a business situs, gain or loss will be allocated to the corporation's commercial domicile. The income tax rates for corporations range from a low of 4 percent to a high of 8 percent. For an individual who is not a resident of Louisiana, in the absence of a business situs, gain or loss shall be allocated to the nonresident's state of legal domicile.

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

     Louisiana also imposes a franchise tax on corporations based on a corporation's capital (borrowed or contributed) and undistributed surplus. The amount subject to Louisiana franchise tax is apportioned where assets are owned or revenue is earned outside of Louisiana. Thus, a Unit holder subject to Louisiana franchise tax would apportion its franchise tax base taking into account such Unit holder's interest to the extent it is attributable to property located and revenue generated in Louisiana.

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

     Florida also imposes an intangibles tax on the intangible base which includes notes receivable, investments, and 33.33 percent of the accounts receivable of individuals, corporations, partnerships, and fiduciary filers. The rate for individuals is either .001 or .0015, depending on the amount of the intangible base, and the rate for corporations, partnerships, and fiduciary filers is .0015. The rate is applied to the intangible base to determine the intangible tax liability.

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

     The Alabama Business Privilege and Corporate Shares Tax Act was enacted in November 1999 effective for all taxable years or periods beginning on or after December 31, 1999. The Act provides for a Business Privilege Tax and a corporate Shares Tax. These new taxes replace the franchise tax formerly imposed on foreign and domestic corporations.

     The Alabama franchise tax imposed on foreign corporations was declared unconstitutional by the United States Supreme Court in South Central Bell v. Alabama Department of Revenue, 119 S. Ct. 1180 (Mar. 23, 1999). The former franchise tax on foreign corporations was based on the sum of a corporation's capital, certain indebtedness and undistributed surplus. This base amount was then apportioned using the corporation's Alabama income tax apportionment factor in order to arrive at the franchise tax amount. For domestic corporations, Alabama franchise tax was based solely on the par value of its stock.

     The new Privilege Tax is imposed on the net worth of domestic and foreign corporations, limited liability entities, and disregarded entities. For the Privilege Tax, net worth is the sum of the corporation's outstanding capital stock and any additional paid-in-capital, (but without reduction for treasury stock), and retained earnings. The portion of the net worth subject to the privilege tax is determined by applying the corporation's Alabama income tax apportionment factor to the net worth base.

     The Shares Tax is imposed on domestic and foreign corporations. The Shares base is the sum of the corporation's outstanding capital stock and any additional paid-in-capital (but without reduction for treasury stock), and retained earnings. Subtractions are made from the taxable Shares base. These subtractions include merchandise held for sale, investments in subsidiaries doing business in Alabama and federal obligations. The portion of the Shares base subject to the Shares Tax is determined by applying the corporation's Alabama income tax apportionment factor to the taxable Shares base.

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5% of the market value of oil and, beginning July 1, 1990, $.07 per Mcf, as adjusted by a gas-based rate adjustment, of gas produced in Louisiana. Florida generally imposes a severance or production tax of 8% of the actual value of oil production and a tax on gas at the rate of $.171 per Mcf, as adjusted by the gas based rate adjustment, per fiscal year, beginning July 1, 1987 and thereafter. Alabama generally imposes a privilege tax on gas production or severance at the rate of 8% and a conservation tax of 2% of the actual value of oil and gas production.

     In September 1999, Florida's Department of Revenue ("FDR") has issued two Notices of Intent to Make Audit Changes claiming that the Company underpaid severance taxes on crude oil production from the Jay Field between January 1, 1993 and December 31, 1997. See "The Royalties -- Overriding Royalties."

AD VALOREM TAXES

     The Unit holders will bear their proportionate share of ad valorem taxes assessed on the fair market value of the Royalties in Alabama. The Royalties, and consequently the Unit holders, will bear their proportionate shares of the ad valorem taxes on the fair market value of the Jay Field properties located in Florida. No ad valorem tax is assessed on royalty owners with respect to properties in Louisiana or the federal offshore leases.

ITEM 2.  PROPERTIES

     Reference is made to "Item 1. Business" for the information required by this item.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 1999 and 1998.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 1999 and 1998 (applicable to production for October 1998 through September 1999 and October 1997 through September 1998) are also included in the table below.

                                     1999 QUARTER ENDED                          1998 QUARTER ENDED
                          -----------------------------------------   -----------------------------------------
                          MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                          --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High sales price......  $ 2 7/8    $ 2 13/16  $ 2 1/4    $ 1 9/16   $ 5 3/16   $ 4 15/16  $ 4 9/16   $ 4 1/16
  Low sales price.......  2 5/16     1 13/16    1 5/16       1 1/16   4 5/8      4 9/16     3 1/4      2 3/16
Distributions per
  Unit..................  $0.0409    $0.0194    $0.0084    $0.0238    $0.2076    $0.1471    $0.0942    $0.0441

     The total number of Unit holders of record as of March 20, 2000 was 5,796.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
Revenues........................  $ 2,301,156   $ 9,886,679   $13,281,125   $16,335,605   $ 7,200,588
Cash earnings...................    1,754,106     9,360,223    12,729,412    15,811,746     6,619,563
Cash distributions to Unit
  holders.......................    1,756,268     9,361,986    12,724,229    15,810,105     6,626,123
Cash distributions per Unit.....  $   0.09250   $   0.49300   $   0.67000   $   0.83250   $   0.34890

                                                          AS OF DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
Trust Corpus....................  $ 2,506,801   $ 2,584,963   $ 3,747,726   $ 4,432,543   $ 5,851,902

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 1999, 1998 and 1997 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 1999, 1998 and 1997, respectively.

     Distributions to Unit holders for 1999, 1998 and 1997 amounted to $1,756,268 ($0.09250 per Unit), $9,361,986 ($0.49300 per Unit), and $12,724,229
($0.67000 per Unit), respectively. During these years the Trust received cash of $2,301,156, $9,886,679, and $13,281,125, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    1999             1998             1997
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 21,628,753(1)  $ 35,097,072     $ 53,076,483
  Production costs and expenses...............   (11,764,861)     (14,086,595)     (15,900,901)
  Capital expenditures........................    (4,895,924)      (5,280,814)     (12,968,988)
                                                ------------     ------------     ------------
          Net Proceeds........................  $  4,967,968     $ 15,729,663     $ 24,206,594
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $  2,170,616     $  9,792,348     $ 13,125,292
  Fee Lands Royalties.........................       130,540           94,331          155,833
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $  2,301,156     $  9,886,679     $ 13,281,125
                                                ============     ============     ============

---------------

(1) Liquids and Natural Gas Revenues for the year ended December 31, 1999 ($27,551,565) less Special Cost Escrow ($5,922,812)

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately $13 million or 38 percent during the 1999 operating period compared to the same operating period in 1998. Revenues decreased approximately $6 million primarily due to lower production volumes resulting from natural declines, approximately $6 million related to funds escrowed in connection with estimated future platform abandonment costs and approximately $1 million due to lower natural gas prices. Revenues decreased approximately $18 million or 34 percent during the 1998 operating period compared to the same period in 1997. Revenues decreased approximately $9 million primarily as a result of lower commodity prices and approximately $9 million due to lower production volumes.

     Average natural gas prices received in 1999 decreased to $2.22 per thousand cubic feet ("mcf") from $2.55 per mcf in 1998. Average crude oil prices increased slightly to $14.72 per barrel in 1999 from $14.60 in 1998 while natural gas liquids prices increased to $11.84 per barrel in 1999 from $11.23 in 1998. Average crude oil prices decreased to $14.60 per barrel in 1998 from $20.64 per barrel in 1997 and natural gas liquids prices decreased to $11.23 per barrel in 1998 from $13.40 in 1997. Average natural gas prices decreased in 1998 to $2.55 per mcf from $2.57 per mcf in 1997.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately $2 million or 16 percent during the 1999 operating period compared to the same operating period in 1998. The decrease in the 1999 operating period was primarily due to lower lease operating expenses incurred at Jay Field. Production costs and expenses decreased approximately $4 million or 11 percent during the 1998 operating period compared to the same period in 1997. The decrease in 1998 was primarily due to reduced workover expenses and lower electrical and fuel costs incurred at Jay Field.

     Capital expenditures decreased approximately $0.4 million or 7 percent in the 1999 operating period compared to 1998 and decreased approximately $8 million or 59 percent in the 1998 operating period compared to 1997. The decrease in 1999 capital expenditures resulted from reduced drilling activities at the Productive Properties, partially offset by increased facilities expenditures attributable to rig removal costs at South Pass 89. The decrease in 1998 capital expenditures was attributable to decreased drilling activity at South Pass 89 and Offshore Louisiana, lower facilities expenditures at South Pass 89 and Jay Field and lower nitrogen injection costs at Jay Field.

     The Trust's Fee Lands Royalties increased 38 percent in the 1999 operating period compared to a decrease of 39 percent in the 1998 operating period. The amount of Fee Lands leased as of December 31, 1999 was approximately 3,496 acres compared to 4,509 acres leased at December 31, 1998.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Royalty revenues......................................  $ 2,301,156   $ 9,886,679   $13,281,125
Trust administrative expenses.........................     (547,050)     (526,456)     (551,713)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $ 1,754,106     9,360,223    12,729,412
Changes in undistributed cash.........................        2,162         1,763        (5,183)
                                                        -----------   -----------   -----------
Cash distributions....................................  $ 1,756,268   $ 9,361,986   $12,724,229
                                                        ===========   ===========   ===========
Cash distributions per Unit...........................  $   0.09250   $   0.49300   $   0.67000
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 1999 AND 1998

                                                                  1999            1998
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     17,801    $     19,963
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (73,793,000)    (73,717,000)
                                                              ------------    ------------
     Total assets...........................................  $  2,506,801    $  2,584,963
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,506,801    $  2,584,963
Contingencies (note 4)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  2,506,801    $  2,584,963
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                       1999           1998            1997
                                                    -----------    -----------    ------------
Trust corpus, beginning of period (note 3)........  $ 2,584,963    $ 3,747,726    $  4,432,543
Cash earnings.....................................    1,754,106      9,360,223      12,729,412
Cash distributions................................   (1,756,268)    (9,361,986)    (12,724,229)
Amortization of royalty interests (note 3)........      (76,000)    (1,161,000)       (690,000)
                                                    -----------    -----------    ------------
Trust corpus, end of period.......................  $ 2,506,801    $ 2,584,963    $  3,747,726
                                                    ===========    ===========    ============

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

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

(2) NET OVERRIDING ROYALTY INTERESTS AND FEE LANDS ROYALTIES

     The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". Generally, Net Proceeds will be computed on a Property-by-Property basis and will consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profits taxes, but excluding income taxes except as described in note 4 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property; and
(e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 1999, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was reduced by $0.3 million in 1999, increased by $0.5 million in 1998, and reduced by $0.1 million in 1997 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The initial carrying value and related accumulated amortization has been reduced by the amounts attributed to the Fort Worth Basin property which was sold in January 1997. Proceeds from the sale were included in the cash distribution in April 1997. The unamortized balance at December 31, 1999 is not indicative of the fair market value of the interests held by the Trust.

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

(5) DISMANTLEMENT OF PLATFORMS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999, the total future dismantlement costs to the Working Interest Owner are $9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana Property.

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution.

     The cumulative escrow balance as of December 31, 1999 was approximately $2,605,634 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 1999, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

(6) CONTINGENCY

     In September 1999, Florida's Department of Revenue ("FDR") issued two Notices of Intent to Make Audit Changes claiming that the Company underpaid severance taxes on crude oil production from the Jay Field between January 1, 1993 and December 31, 1997. The Company valued crude oil on the basis of sales at posted prices in the area. The FDR asserts that posted prices do not reflect the true market value of the production and has recalculated taxes using the value of refined products attributable to Jay Field crude oil. Additionally, certain treating deductions have been disallowed. The total deficiency alleged (inclusive of penalties and interest through September 13, 1999) amounts to approximately $5 million of which approximately $3.4 million is applicable to the Trust. The Company contends that the applicable posted prices are both an accurate measure of the fair market value of this crude in the field and are in compliance with

                               LL&E ROYALTY TRUST

Florida's statutory requirements relative to crude oil valuation for severance tax purposes. The Company has informed the Trustee that it also believes the subject treating charge deductions were proper.

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 1999 and 1998 and by Gruy Engineering Corporation, independent petroleum engineers ("Gruy") as of September 30, 1997. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of oil and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 1999, 1998 and 1997.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1996 to September 30, 1997, 1998 and 1999 (of which estimates were prepared by Gruy in the period ended September 30, 1997 and by Miller and Lents in the periods ended September 30, 1998 and 1999). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The amounts estimated do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Gruy and Miller and Lents took into consideration capital expenditures estimated to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Gruy and Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
Future net revenues........................................  $121,652   $ 12,676   $117,559
10% annual discount for estimated timing of net
  revenues.................................................   (65,307)    (5,224)   (59,584)
                                                             --------   --------   --------
Present value of future net revenues.......................  $ 56,345   $  7,452   $ 57,975
                                                             ========   ========   ========

                               LL&E ROYALTY TRUST

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                             IMPUTED             PRESENT VALUE
                                                         PROVED RESERVES           OF FUTURE
                                                      ---------------------      NET REVENUES
                                                      LIQUIDS        GAS          (THOUSANDS
                                                      (Mbbl)        (Mmcf)        OF DOLLARS)
                                                      -------      --------      -------------
Estimated at September 30, 1996.....................   4,027         8,340         $ 56,893
     Production.....................................    (396)       (1,884)         (13,281)
     Revisions of estimates(1)......................   1,457         2,462            8,674
     Accretion of discount..........................     n/a           n/a            5,689
                                                      ------        ------         --------
Estimated at September 30, 1997.....................   5,088         8,918         $ 57,975
     Production.....................................    (336)       (1,947)          (9,887)
     Revisions of estimates(1)......................  (4,324)       (2,940)         (46,434)
     Accretion of discount..........................     n/a           n/a            5,798
                                                      ------        ------         --------
Estimated at September 30, 1998.....................     428         4,031         $  7,452
     Production.....................................    (123)         (227)          (2,301)
     Revisions of estimates(1)......................   3,692         8,122           50,449
     Accretion of discount..........................     n/a           n/a              745
                                                      ------        ------         --------
Estimated at September 30, 1999.....................   3,997        11,926         $ 56,345
                                                      ======        ======         ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 1999 was based on actual weighted prices received during September, 1999 for natural gas of $2.80 per thousand cubic feet (including the contribution from Natural Gas Liquids at Jay Field) and on crude and condensate volume weighted prices of $20.95 per barrel.

------------

(1) Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves.

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 1999 and 1998, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 1999 and 1998, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 1999, on the basis of accounting described in Note 3.

                                            KPMG LLP

Dallas, Texas
March 20, 2000

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 20, 2000.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. Chase Bank of Texas, N.A. as Trustee of the Trust, owns no Units. Chase Bank of Texas, N.A. in its individual capacity (the "Bank") also owns no Units. As of March 20, 2000, the Trust Department of the Bank held 3,341 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------

        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 1999, 1998 and 1997..........................    40

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 1999
          and 1998..................................................    40

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 1999, 1998 and 1997..........................    40

        Notes to Financial Statements...............................    41

        Independent Auditors' Report................................    46

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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  CHASE BANK OF TEXAS,
                                               NATIONAL ASSOCIATION, Trustee

Date:  March 20, 2000
                                               By:    /s/ PETE FOSTER
                                               ---------------------------------
                                                          Pete Foster
                                                Senior Vice President and Trust
                                                              Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

LL&E ROYALTY TRUST                                               FIRST CLASS
  P.O. BOX 4717                                                  US POSTAGE
  HOUSTON, TEXAS 77210                                              PAID
                                                                PERMIT NO. 1
                                                               HOUSTON, TEXAS

     This Annual Report on Form 10-K was distributed to Unit Holders as an Annual Report. Additional copies of this Annual Report will be provided, without charge, and copies of exhibits hereto will be provided, upon payment of a reasonable fee, upon written request from any holder of Units to:

               LL&E Royalty Trust
           Chase Bank of Texas, National Association, Trustee
           Attention: Jeffrey D. Dunbar, Corporate Trust Department
           P.O. Box 4717
           Houston, Texas 77210
           1-800-852-1422

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