Form 10-Q
period 2000-03-31
LL&E ROYALTY TRUST
filed 2000-05-11
CIK 721765

                                               LL&E ROYALTY
                                               TRUST

                                               2000
                                               FIRST QUARTER REPORT TO
                                               UNIT HOLDERS

                                               QUARTER ENDED MARCH 31, 2000

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

For the quarterly period ended March 31, 2000.

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

     At May 10, 2000, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999. The cash earnings and distributions for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year 2000.

     The March 31, 2000 and 1999 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG LLP commenting upon their review is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
Royalty revenues............................................  $  1,812,367    $   911,912
Trust administrative expenses...............................      (123,611)      (153,165)
                                                              ------------    -----------
Cash earnings...............................................     1,688,756        758,747
Changes in undistributed cash...............................       (15,563)        18,496
                                                              ------------    -----------
Cash distributions..........................................  $  1,673,193    $   777,243
                                                              ============    ===========
Cash distributions per Unit.................................  $      .0881    $     .0409
                                                              ============    ===========
Units outstanding...........................................    18,991,304     18,991,304
                                                              ============    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     33,364    $     17,801
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (73,829,000)    (73,793,000)
                                                              ------------    ------------
          Total assets......................................  $  2,486,364    $  2,506,801
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,486,364    $  2,506,801
Contingencies (notes 4 and 6)
                                                              ------------    ------------
          Total liabilities and Trust Corpus................  $  2,486,364    $  2,506,801
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,506,801    $ 2,584,963
Cash earnings...............................................    1,688,756        758,747
Cash distributions..........................................   (1,673,193)      (777,243)
Amortization of royalty interest (note 3)...................      (36,000)      (147,000)
                                                              -----------    -----------
Trust Corpus, end of period.................................  $ 2,486,364    $ 2,419,467
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000
(1) FORMATION OF THE TRUST

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

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2000

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2000, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2000, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with generally accepted accounting principles, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999.

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2000

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

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2000

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution.

     The cumulative escrow balance as of March 31, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

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

                      INDEPENDENT AUDITORS' REVIEW REPORT

Chase Bank of Texas, National Association, Trustee and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 2000, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 1999, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 20, 2000, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in
Note 3.

                                          KPMG LLP

Dallas, Texas
May 10, 2000

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

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999 the total future dismantlement costs to the Working Interest Owner are $9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In June 1999, the Working Interest Owner informed the Trustee that, in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the July 1999 royalty distribution.

     The cumulative escrow balance as of March 31, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2000 and 1999 (the 2000 and 1999 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 1999 (the "Current Operating Period") and October through December of 1998 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 2000 and 1999 First Quarters amounted to $1,673,193 ($.0881 per Unit) and $777,243 ($.0409 per Unit), respectively.
During these periods, the Trust received cash of $1,812,367 and $911,912, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2000 and 1999 First Quarters were as follows:

                                                          2000          1999
                                                        --------      --------
January...............................................  $ .0282       $ .0145
February..............................................    .0263         .0181
March.................................................    .0336         .0083
                                                        -------       -------
                                                        $ .0881       $ .0409
                                                        =======       =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2000 and 1999:

                               FIRST QUARTER 2000

                                                            SOUTH       OFFSHORE
                                             JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                            -----------   ----------   ----------   -----------
Revenues:
  Liquids.................................  $ 6,649,396   $1,386,040   $  326,566   $ 8,362,002
  Natural gas.............................      126,017      261,362      880,183     1,267,562
  Special Cost Escrow(1)..................   (1,937,768)          --           --    (1,937,768)
                                            -----------   ----------   ----------   -----------
                                              4,837,645    1,647,402    1,206,749     7,691,796
Production costs and expenses(2)..........   (2,682,425)    (304,844)    (304,821)   (3,292,090)
Capital expenditures......................   (1,268,953)     (27,119)     (95,989)   (1,392,061)
                                            -----------   ----------   ----------   -----------
Net Proceeds..............................  $   886,267   $1,315,439   $  805,939   $ 3,007,645
                                            ===========   ==========   ==========   ===========
Overriding Royalties paid to the
  Trust(3)................................  $   443,134   $  646,345   $  662,868   $ 1,752,347
                                            ===========   ==========   ==========
Fee Lands Royalties..............................................................        60,020
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 1,812,367
                                                                                    ===========

---------------

(1) As more fully described in Note 5, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at March 31, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2000 First Quarter was approximately $150,000. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds.

                               FIRST QUARTER 1999

                                                             SOUTH      OFFSHORE
                                              JAY FIELD     PASS 89     LOUISIANA      TOTAL
                                             -----------   ----------   ---------   -----------
Revenues:
  Liquids..................................  $ 3,372,872   $1,313,606   $ 106,637   $ 4,793,115
  Natural gas..............................       94,289      551,230     781,517     1,427,036
                                             -----------   ----------   ---------   -----------
                                               3,467,161    1,864,836     888,154     6,220,151
Production costs and expenses(1)...........   (2,494,871)    (269,268)   (384,149)   (3,148,288)
Capital expenditures.......................     (885,809)    (196,830)   (322,144)   (1,404,783)
                                             -----------   ----------   ---------   -----------
Net Proceeds...............................  $    86,481   $1,398,738   $ 181,861   $ 1,667,080
                                             ===========   ==========   =========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $   191,768   $  699,369   $      --   $   891,137
                                             ===========   ==========   =========
Fee Lands Royalties..............................................................        20,775
                                                                                    -----------
Royalties paid to the Trust......................................................   $   911,912
                                                                                    ===========

------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 1999 First Quarter was approximately $54,000. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2000 and 1999:

                                                                      FIRST QUARTER
                                                              -----------------------------
                                                                  2000             1999
                                                              ------------      -----------
Net Proceeds:
  Revenues..................................................  $  7,691,796(1)   $ 6,220,151
  Production costs and expenses.............................    (3,292,090)      (3,148,288)
  Capital expenditures......................................    (1,392,061)      (1,404,783)
                                                              ------------      -----------
  Net Proceeds..............................................  $  3,007,645      $ 1,667,080
                                                              ============      ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $  1,752,347      $   891,137
  Fee Lands Royalties.......................................        60,020           20,775
                                                              ------------      -----------
  Royalties paid to the Trust...............................  $  1,812,367      $   911,912
                                                              ============      ===========

------------

(1) Liquids and Natural Gas Revenues for the quarter ended March 31, 2000 ($9,629,564) less Special Cost Escrow ($1,937,768).

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 24% (increased 55% if Special Cost Escrow is not deducted from Revenues) from the Prior Year's Operating Period primarily as a result of higher commodity prices. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $23.09, $19.81 and $2.59, respectively. In the comparable 1999 period average crude oil, natural gas liquids and natural gas prices were $11.67, $8.96 and $2.04, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 5% primarily as a result of an increase in lease operating expenses and production related taxes at Jay Field.

     Capital expenditures decreased marginally in the Current Operating Period. Increased expenditures at Jay Field were offset primarily by decreased capital expenditures at South Pass 89 and Offshore Louisiana.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 50,086 barrels for the Current Operating Period and 57,856 for the Prior Year's Operating Period. Imputed natural gas production was 234,684 thousand cubic feet and 100,374 thousand cubic feet for the respective periods.

     As described in more detail in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. At March 31, 2000, the Fee Lands consisted of approximately 35,000 gross acres in South Louisiana, approximately 3,638 of which were under lease.

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

Date: May 10, 2000

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