Form 10-Q
period 2000-06-30
LL&E ROYALTY TRUST
filed 2000-08-11
CIK 721765

                                               LL&E ROYALTY
                                               TRUST

                                               2000
                                               SECOND QUARTER REPORT TO
                                               UNIT HOLDERS

                                               QUARTER ENDED JUNE 30, 2000

                                               THE CHASE MANHATTAN BANK
                                               SUCCESSOR BY MERGER TO THE CHASE
                                               BANK OF TEXAS, NATIONAL
                                               ASSOCIATION AS TRUSTEE FOR LL&E
                                               ROYALTY TRUST, HAS ESTABLISHED
                                               THE FOLLOWING TOLL FREE
                                               INFORMATION LINE FOR UNIT HOLDER
                                               INQUIRIES:

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

For the quarterly period ended June 30, 2000.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8518

                               LL&E ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            76-6007940
      (State or other jurisdiction of                            (I.R.S. Employer
               incorporation                                   Identification No.)
              or organization)

          THE CHASE MANHATTAN BANK                                    77002
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

     At August 10, 2000, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Accountants' Review Report.................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   15
Signature...................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999. The cash earnings and distributions for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year 2000.

     The June 30, 2000 and 1999 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The review report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Royalty revenues.............................  $3,464,130   $  533,604   $5,276,497   $1,445,516
Trust administrative expenses................    (152,877)    (146,680)    (276,488)    (299,845)
                                               ----------   ----------   ----------   ----------
Cash earnings................................   3,311,253      386,924    5,000,009    1,145,671
Changes in undistributed cash................      12,152      (18,544)      (3,411)         (48)
                                               ----------   ----------   ----------   ----------
Cash distributions...........................  $3,323,405   $  368,380   $4,996,598   $1,145,623
                                               ==========   ==========   ==========   ==========
Cash distributions per Unit..................  $    .1750   $    .0194   $    .2631   $    .0603
                                               ==========   ==========   ==========   ==========
Units outstanding............................  18,991,304   18,991,304   18,991,304   18,991,304
                                               ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     21,212   $     17,801
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (73,890,000)   (73,793,000)
                                                              ------------   ------------
          Total assets......................................  $  2,413,212   $  2,506,801
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,413,212   $  2,506,801
Contingencies (note 4)
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  2,413,212   $  2,506,801
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,506,801   $ 2,584,963
Cash earnings...............................................    5,000,009     1,145,671
Cash distributions..........................................   (4,996,598)   (1,145,623)
Amortization of royalty interest (note 3)...................      (97,000)     (177,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 2,413,212   $ 2,408,011
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2000
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with The Chase Manhattan Bank (the "Trustee") successor by merger to the Chase Bank of Texas, National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).

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

                                 JUNE 30, 2000

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2000, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2000 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                                 JUNE 30, 2000

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

                                 JUNE 30, 2000

$9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the
Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of June 30, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

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

(6) CONTINGENCY

     In September 1999, Florida's Department of Revenue ("FDR") issued two Notices of Intent to Make Audit Changes claiming that the Company underpaid severance taxes on crude oil production from the Jay Field between January 1, 1993 and December 31, 1997. The Company valued crude oil on the basis of sales at posted prices in the area. The FDR asserts that posted prices do not reflect the true market value of the production and has recalculated taxes using the value of refined products attributable to Jay Field crude oil. Additionally, certain treating deductions have been disallowed. The total deficiency alleged (inclusive of penalties and interest through September 13, 1999) amounts to approximately $5 million of which approximately $3.4 million is applicable to the Trust. The Company contends that the applicable posted prices are an accurate measure of the fair market value of crude oil in the field and are in compliance with Florida's statutory requirements relative to crude oil valuation for severance tax purposes. The Company has informed the Trustee that it also believes the subject treating charge deductions were proper. The FDR has reconsidered its valuation methodology regarding the Company's crude oil production in the Jay Field between January 1, 1993 and December 31, 1997 and has withdrawn its claim for underpayment of severance taxes and associated penalties and interest.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Chase Manhattan Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of June 30, 2000, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 2000 and 1999 and changes in Trust corpus for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 10, 2000

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", are forward-looking statements. Although the Working Interest Owners has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999, total future dismantlement costs to the Working Interest Owner are $9,600,000 for Jay Field, $2,600,00 for South Pass 89, and $3,000,000 for the Offshore Louisiana property. The Trust's interest in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of June 30, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2000 and 1999 (the 2000 and 1999 "Second Quarter" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 2000 and 1999, respectively, and the periods October 1999 through March 2000 and October 1998 through March 1999 (the 2000 and 1999 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2000 and 1999 Second Quarters amounted to $3,323,405 ($.1750 per Unit) and $368,380 ($.0194 per Unit),
respectively. During these periods, the Trust received cash of $3,464,130 and $533,604, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2000 and 1999 Second Quarters were as follows:

                                                          2000         1999
                                                         -------      -------
April..............................................      $ .0534      $ .0096
May................................................        .0630        .0026
June...............................................        .0586        .0072
                                                         -------      -------
                                                         $ .1750      $ .0194
                                                         =======      =======

     Distributions to Unit holders for the First Half of 2000 and 1999 amounted to $4,996,598 ($.2631 per Unit) and $1,145,623 ($.0603 per Unit), respectively.
During these periods, the Trust received cash of $5,276,497 and $1,445,516, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2000:

                              SECOND QUARTER 2000

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $ 7,102,980   $1,938,288   $  594,001   $ 9,635,269
  Natural gas.................................      107,601      503,412      784,509     1,395,522
                                                -----------   ----------   ----------   -----------
Special Cost Escrow(1)                                   --           --           --            --
                                                  7,210,581    2,441,700    1,378,510    11,030,791
Production costs and expenses(2)..............   (3,366,848)    (133,658)    (379,302)   (3,879,808)
Capital expenditures..........................     (113,301)    (309,366)    (518,437)     (941,104)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $ 3,730,432   $1,998,676   $  480,771   $ 6,209,879
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(3).....  $ 1,865,216   $  999,338   $  565,874   $ 3,430,428
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................        33,702
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 3,464,130
                                                                                        ===========

                                FIRST HALF 2000

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $13,752,376   $3,324,328   $  920,567   $17,997,271
  Natural gas.................................      233,618      764,774    1,664,692     2,663,084
Special Cost Escrow(1)........................   (1,937,768)          --           --    (1,937,768)
                                                -----------   ----------   ----------   -----------
                                                 12,048,226    4,089,102    2,585,259    18,722,587
Production costs and expenses(2)..............   (6,049,273)    (438,502)    (684,123)   (7,171,898)
Capital expenditures..........................   (1,382,254)    (336,485)    (614,426)   (2,333,165)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $ 4,616,699   $3,314,115   $1,286,710   $ 9,217,524
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(3).....  $ 2,308,350   $1,645,683   $1,228,742   $ 5,182,775
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................        93,722
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 5,276,497
                                                                                        ===========

---------------

(1) As more fully described in Note 5, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at June 30, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds effective with the April 2000 royalty distribution.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2000 Second Quarter and 2000 First Half was approximately $178,000 and $328,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 2000, excess production costs to be recovered from future revenues total approximately $148,000 for the Offshore Louisiana property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 1999:

                              SECOND QUARTER 1999

                                                                SOUTH      OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA      TOTAL
                                                -----------   ----------   ---------   -----------
Revenues:
  Liquids.....................................  $ 3,229,384   $1,211,839   $ 131,556   $ 4,572,779
  Natural gas.................................       79,009      620,753     581,783     1,281,545
                                                -----------   ----------   ---------   -----------
                                                  3,308,393    1,832,592     713,339     5,854,324
Production costs and expenses(1)..............   (2,119,348)    (266,637)   (430,045)   (2,816,030)
Capital expenditures..........................     (932,496)    (559,387)    (44,230)   (1,536,113)
                                                -----------   ----------   ---------   -----------
Net Proceeds..................................  $   256,549   $1,006,568   $ 239,064   $ 1,502,181
                                                ===========   ==========   =========   ===========
Overriding Royalties paid to the Trust(2).....  $        --   $  503,284   $      --   $   503,284
                                                ===========   ==========   =========
Fee Lands Royalties.................................................................        30,320
                                                                                       -----------
Royalties paid to the Trust.........................................................   $   533,604
                                                                                       ===========

                                FIRST HALF 1999

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $ 6,602,256   $2,525,445   $  238,193   $ 9,365,894
  Natural gas.................................      173,298    1,171,983    1,363,300     2,708,581
                                                -----------   ----------   ----------   -----------
                                                  6,775,554    3,697,428    1,601,493    12,074,475
Production costs and expenses(1)..............   (4,614,219)    (535,905)    (814,194)   (5,964,318)
Capital expenditures..........................   (1,818,305)    (756,217)    (366,374)   (2,940,896)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $   343,030   $2,405,306   $  420,925   $ 3,169,261
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(2).....  $   191,768   $1,202,653   $       --   $ 1,394,421
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................        51,095
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 1,445,516
                                                                                        ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 1999 Second Quarter and 1999 First Half was approximately $64,000 and $117,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 1999, excess production costs to be recovered from future revenues total approximately $41,000 for the Jay Field property and approximately $298,000 for the Offshore Louisiana property.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2000 and 1999:

                                               SECOND QUARTER                 FIRST HALF
                                          -------------------------   --------------------------
                                             2000          1999          2000           1999
                                          -----------   -----------   -----------    -----------
Net Proceeds:
  Revenues..............................  $11,030,791   $ 5,854,324   $18,722,587(1) $12,074,475
  Production costs and expenses.........   (3,879,808)   (2,816,030)   (7,171,898)    (5,964,318)
  Capital expenditures..................     (941,104)   (1,536,113)   (2,333,165)    (2,940,896)
                                          -----------   -----------   -----------    -----------
  Net Proceeds..........................  $ 6,209,879   $ 1,502,181   $ 9,217,524    $ 3,169,261
                                          ===========   ===========   ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties..................  $ 3,430,428   $   503,284   $ 5,182,775    $ 1,394,421
  Fee Lands Royalties...................       33,702        30,320        93,722         51,095
                                          -----------   -----------   -----------    -----------
  Royalties paid to the Trust...........  $ 3,464,130   $   533,604   $ 5,276,497    $ 1,445,516
                                          ===========   ===========   ===========    ===========

---------------

(1) Liquids and Natural Gas Revenues for the First Half 2000 ($20,660,355) less Special Cost Escrow for the First Half 2000 ($1,937,768)

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately 88.4% in the 2000 Three-Month Operating Period and 55.1% in the 2000 Six-Month Operating Period versus the comparable periods in 1999 primarily as a result of higher commodity prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2000 Three-Month Operating Period attributable to the Productive Properties were $27.23, $24.48 and $2.51, respectively. In the comparable 1999 period average crude oil, natural gas liquids and natural gas prices were $11.51, $9.38 and $1.79, respectively. In the 2000 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $25.14, $21.98 and $2.55, respectively. In the comparable 1999

Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $11.59, $9.16 and $1.92, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 37.8% and 20.2% in the 2000 Three-Month Operating Period and the 2000 Six-Month Operating Period, respectively, primarily as a result of increased lease operating expenses at Jay Field.

     Capital expenditures decreased 38.7% and 20.7% in the 2000 Three-Month Operating Period and the 2000 Six-Month Operating Period, respectively, primarily due to charges at Jay Field that were initially recorded as capital expenditures and then expensed during the current quarter as it was determined they were more appropriately classified as a maintenance expense. This change had no impact on the distributions to the Trust.

     Offshore Louisiana capital expenditures have increased in both the 2000 Three-Month and 200 Six-Month Operating Periods as a result of the drilling of a new well (East Cameron 195 field).

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 106,657 barrels for the 2000 Three-Month Operating Period and 27,959 barrels for the 1999 Three-Month Operating Period. Imputed natural gas production was 226,248 Mcf and 87,620 Mcf for the respective periods.

     As described in more detail in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tract as to which the Fee Lands Royalties terminated. At June 30, 2000, the Fee Lands consisted of approximately 35,000 gross acres in south Louisiana, approximately 3,638 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: THE CHASE MANHATTAN BANK
                                              Trustee

                                             By:      /s/  PETE FOSTER
                                              ----------------------------------
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                             Officer

Date: August 10, 2000

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