Form 10-Q
period 2000-09-30
LL&E ROYALTY TRUST
filed 2000-11-13
CIK 721765

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

For the quarterly period ended September 30, 2000.

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

     At November 10, 2000, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Accountants' Review Report.................    8
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   16
Signature...................................................   17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with generally accepted accounting principles. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999. The cash earnings and distributions for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year 2000.

     The September 30, 2000 and 1999 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The review report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 2000          1999          2000          1999
                                              -----------   -----------   -----------   -----------
Royalty revenues............................  $ 2,819,497   $   284,477   $ 8,095,994   $ 1,729,993
Trust administrative expenses...............     (136,692)     (125,568)     (413,180)     (425,413)
                                              -----------   -----------   -----------   -----------
Cash earnings...............................    2,682,805       158,909     7,682,814     1,304,580
Changes in undistributed cash...............       (6,171)         (275)       (9,582)         (323)
                                              -----------   -----------   -----------   -----------
Cash distributions..........................  $ 2,676,634   $   158,634   $ 7,673,232   $ 1,304,257
                                              ===========   ===========   ===========   ===========
Cash distributions per Unit.................  $     .1409   $     .0084   $     .4040   $     .0687
                                              ===========   ===========   ===========   ===========
Units outstanding...........................   18,991,304    18,991,304    18,991,304    18,991,304
                                              ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $     27,383     $     17,801
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000       76,282,000
Less accumulated amortization (note 3)......................   (73,936,000)     (73,793,000)
                                                              ------------     ------------
          Total assets......................................  $  2,373,383     $  2,506,801
                                                              ============     ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,373,383     $  2,506,801
                                                              ------------     ------------
          Total liabilities and trust corpus................  $  2,373,383     $  2,506,801
                                                              ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,506,801    $ 2,584,963
Cash earnings...............................................    7,682,814      1,304,580
Cash distributions..........................................   (7,673,232)    (1,304,257)
Amortization of royalty interest (note 3)...................     (143,000)      (244,000)
                                                              -----------    -----------
Trust Corpus, end of period.................................  $ 2,373,383    $ 2,341,286
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2000
(1) FORMATION OF THE TRUST

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

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2000, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2000, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

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

(5) DISMANTLEMENT OF PLATFORMS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999, the total future dismantlement costs to the Working Interest Owner are

                               LL&E ROYALTY TRUST

                                  (UNAUDITED)

                               SEPTEMBER 30, 2000

estimated to be $9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of September 30, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

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

(6) CONTINGENCY

     In September 1999, Florida's Department of Revenue ("FDR") issued two Notices of Intent to Make Audit Changes claiming that the Company underpaid severance taxes on crude oil production from the Jay Field between January 1, 1993 and December 31, 1997. The Company valued crude oil on the basis of sales at posted prices in the area. The FDR asserted that posted prices did not reflect the true market value of the production and recalculated taxes using the value of refined products attributable to Jay Field crude oil. Additionally, certain treating deductions were disallowed. The total deficiency alleged (inclusive of penalties and interest through September 13, 1999) amounted to approximately $5 million of which approximately $3.4 million was applicable to the Trust. The Company contended that the applicable posted prices were an accurate measure of the fair market value of crude oil in the field and were in compliance with Florida's statutory requirements relative to crude oil valuation for severance tax purposes. The Company informed the Trustee that it also believed the subject treating charge deductions were proper. Subsequently, FDR reconsidered its valuation methodology regarding the Company's crude oil production in the Jay Field between January 1, 1993 and December 31, 1997 and withdrew its claim for underpayment of severance taxes and associated penalties and interest, as well as certain treating deductions that were considered disallowed.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Chase Manhattan Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 2000, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 2000 and 1999 and changes in Trust corpus for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
November 10, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements. Although the Working Interest Owner has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations ("Cautionary Statements") are disclosed in this Form 10-Q and in the Trust's Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999, the total future dismantlement costs to the Working Interest Owner are estimated to be $9,600,000 for Jay Field, $2,600,000 for South Pass 89, and $3,000,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of September 30, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2000 and 1999 (the 2000 and 1999 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 2000 and 1999, respectively and the periods October 1999 through June 2000 and October 1998 through June 1999 (the 2000 and 1999 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2000 and 1999 Third Quarters amounted to $2,676,634 ($.1409 per Unit) and $158,634 ($.0084 per Unit), respectively.
During these periods, the Trust received cash of $2,819,497 and $284,477 respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The monthly per Unit distributions for the 2000 and 1999 Third Quarters were as follows:

                                                               2000     1999
                                                              ------   ------
July........................................................  $.0343   $.0055
August......................................................   .0502    .0002
September...................................................   .0564    .0027
                                                              ------   ------
                                                              $.1409   $.0084
                                                              ======   ======

     Distributions to Unit holders for the First Nine Months of 2000 and 1999 amounted to $7,673,232 ($.4040 per Unit) and $1,304,257 ($.0687 per Unit),
respectively. During these periods, the Trust received cash of $8,095,994 and $1,729,993, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2000:

                               THIRD QUARTER 2000

                                                                          OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA      TOTAL
                                            -----------   -------------   ---------   -----------
Revenues:
  Liquids.................................  $ 7,383,248    $ 1,350,889    $ 380,863   $ 9,115,000
  Natural gas.............................      290,512        579,455    1,061,690     1,931,657
  Special Cost Escrow(1)..................           --             --           --            --
                                            -----------    -----------    ---------   -----------
                                              7,673,760      1,930,344    1,442,553    11,046,657
Production costs and expenses(2)..........   (2,771,010)        67,568     (217,104)   (2,920,546)
Capital expenditures......................   (1,503,586)       153,827    (1,094,607)  (2,444,366)
                                            -----------    -----------    ---------   -----------
Net Proceeds..............................  $ 3,399,164      2,151,739    $ 130,842     5,681,745
                                            ===========    ===========    =========   ===========
Overriding Royalties paid to the
  Trust(3)................................  $ 1,699,582    $ 1,075,870    $      --   $ 2,775,452
                                            ===========    ===========    =========
Fee Lands Royalties................................................................        44,045
                                                                                      -----------
Royalties paid to the Trust........................................................   $ 2,819,497
                                                                                      ===========

                             FIRST NINE MONTHS 2000

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                            -----------   -------------   -----------   -----------
Revenues:
  Liquids.................................  $21,135,624    $ 4,675,217    $ 1,301,430   $27,112,271
  Natural gas.............................      524,130      1,344,229      2,726,382     4,594,741
  Special Cost Escrow(1)..................   (1,937,768)            --             --    (1,937,768)
                                            -----------    -----------    -----------   -----------
                                             19,721,986      6,019,446      4,027,812    29,769,244
Production costs and expenses(2)..........   (8,820,283)      (370,934)      (901,227)  (10,092,444)
Capital expenditures......................   (2,885,840)      (182,658)    (1,709,033)   (4,777,531)
                                            -----------    -----------    -----------   -----------
Net Proceeds..............................  $ 8,015,863    $ 5,465,854    $ 1,417,552   $14,899,269
                                            ===========    ===========    ===========   ===========
Overriding Royalties paid to the
  Trust(3)................................  $ 4,007,932    $ 2,721,553    $ 1,228,742   $ 7,958,227
                                            ===========    ===========    ===========
Fee Lands Royalties..................................................................       137,767
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 8,095,994
                                                                                        ===========

---------------

(1) As more fully described in Note 5 to the Financial Statements, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at September 30, 2000 was approximately $4,543,000 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds effective with the April 2000 royalty distribution.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2000 Third Quarter and 2000 First Nine Months was approximately $191,000 and $519,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 2000, excess production costs to be recovered from future revenues total approximately $17,100 for the Offshore Louisiana property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 1999:

                               THIRD QUARTER 1999

                                                                          OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA      TOTAL
                                            -----------   -------------   ---------   -----------
Revenues:
  Liquids.................................  $ 4,006,763    $ 1,244,747    $ 206,898   $ 5,458,408
  Natural gas.............................       89,667        491,651      624,269     1,205,587
                                            -----------    -----------    ---------   -----------
  Special Cost Escrow(1)..................     (974,622)    (1,159,154)    (699,068)   (2,832,844)
                                            -----------    -----------    ---------   -----------
                                              3,121,808        577,244      132,099     3,831,151
Production costs and expenses(2)..........   (2,094,669)      (237,841)    (320,253)   (2,652,763)
Capital expenditures......................     (693,419)      (117,184)      (4,909)     (815,512)
                                            -----------    -----------    ---------   -----------
Net Proceeds..............................  $   333,720    $   222,219    $(193,063)  $   362,876
                                            ===========    ===========    =========   ===========
Overriding Royalties paid to the
  Trust(3)................................  $   146,607    $   111,110    $      --   $   257,717
                                            ===========    ===========    =========
Fee Lands Royalties................................................................        26,760
                                                                                      -----------
Royalties paid to the Trust........................................................   $   284,477
                                                                                      ===========

                             FIRST NINE MONTHS 1999

                                                                          OFFSHORE
                                            JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                           -----------   -------------   -----------   -----------
Revenues:
  Liquids................................  $10,609,019    $ 3,770,192    $   445,091   $14,824,302
  Natural gas............................      262,965      1,663,634      1,987,569     3,914,168
  Special Cost Escrow(1).................     (974,622)    (1,159,154)      (699,068)   (2,832,844)
                                           -----------    -----------    -----------   -----------
                                             9,897,362      4,274,672      1,733,592    15,905,626
Production costs and expenses(2).........   (6,708,888)      (773,746)    (1,134,447)   (8,617,081)
Capital expenditures.....................   (2,511,724)      (873,401)      (371,283)   (3,756,408)
                                           -----------    -----------    -----------   -----------
Net Proceeds.............................  $   676,750    $ 2,627,525    $   227,862   $ 3,532,137
                                           ===========    ===========    ===========   ===========
Overriding Royalties paid to the
  Trust(3)...............................  $   338,375    $ 1,313,763    $        --   $ 1,652,138
                                           ===========    ===========    ===========
Fee Lands Royalties.................................................................        77,855
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 1,729,993
                                                                                       ===========

---------------

(1) As more fully described in Note 5 to the Financial Statements, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at September 30, 1999 was approximately

    $975,000 for the Jay Field property and $1,159,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 1999, the cumulative escrow balance for the Offshore Louisiana property was $2,982,000, 90% of which would otherwise have been distributable to the Trust.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 1999 Third Quarter and 1999 First Nine Months was approximately $70,000 and $188,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2000 and 1999.

                                     THIRD QUARTER                FIRST NINE MONTHS
                               --------------------------    ---------------------------
                                  2000           1999            2000           1999
                               -----------    -----------    ------------    -----------
Net Proceeds:
  Revenues...................  $11,046,657    $ 3,831,151(1) $ 29,769,244(2) $15,905,626(3)
  Production costs and
     expenses................   (2,920,546)    (2,652,763)    (10,092,444)    (8,617,081)
  Capital expenditures.......   (2,444,366)      (815,512)     (4,777,531)    (3,756,408)
                               -----------    -----------    ------------    -----------
  Net Proceeds...............  $ 5,681,745    $   362,876    $ 14,899,269    $ 3,532,137
                               ===========    ===========    ============    ===========
Royalties paid to the Trust:
  Overriding Royalties.......  $ 2,775,452    $   257,717    $  7,958,227    $ 1,652,138
  Fee Lands Royalties........       44,045         26,760         137,767         77,855
                               -----------    -----------    ------------    -----------
  Royalties paid to the
     Trust...................  $ 2,819,497    $   284,477    $  8,095,994    $ 1,729,993
                               ===========    ===========    ============    ===========

---------------

(1) Liquids and Natural Gas Revenues for the 1999 Three-Month Operating Period ($6,663,995) less Special Cost Escrow for the 1999 Three-Month Operating Period ($2,832,844)

(2) Liquids and Natural Gas Revenues for the 2000 Nine-Month Operating Period ($31,707,012) less Special Cost Escrow for the 2000 Nine-Month Operating Period ($1,937,768).

(3) Liquids and Natural Gas Revenues for the 1999 Nine-Month Operating Period ($18,738,470) less Special Cost Escrow for the 1999 Nine-Month Operating Period ($2,832,844).

     Revenues (excluding deductions for Special Cost Escrow -- see schedule and corresponding footnotes (1), (2) and (3) on page 14) of the Working Interest Owner with respect to the Productive Properties increased approximately 65.8% in the 2000 Three-Month Operating Period and 69.2% in the 2000 Nine-Month Operating Period versus the comparable periods in 1999 primarily as a result of higher commodity prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2000 Three-Month Operating Period attributable to the Productive Properties were $28.35, $22.55 and $3.55, respectively. In the comparable 1999 period average crude oil, natural gas liquids and natural gas prices were $16.14, $12.22 and $2.24, respectively. In the 2000 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $26.14, $22.16 and $2.89, respectively. In the comparable 1999 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $12.93, $10.09 and $2.01, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 10.1% and 17.1% in the 2000 Three-Month Operating Period and the 2000 Nine-Month Operating Period, respectively, primarily as a result of increased lease operating expenses at Jay Field that were partially offset by decreases in lease operating expenses at South Pass 89 and Offshore Louisiana. In addition, production related taxes increased at the Jay Field property.

     Capital expenditures increased 199.7% and 27.2% in the 2000 Three-Month Operating Period and the 2000 Nine-Month Operating Period, respectively, primarily due to the drilling of a new well (East Cameron 195 field) at the Offshore Louisiana property.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 84,420 barrels for the 2000 Three-Month Operating Period and 13,368 barrels for the 1999 Three-Month Operating Period. Imputed natural gas production was 112,759 Mcf and 25,053 Mcf for the respective periods. The increase to imputed production is primarily due to the combination of an increase in commodity prices and a decrease in Special Cost Escrow amounts.

     As described in more detail in the Trust's Annual Report and Form 10-K for the year ended December 31, 1999, under Louisiana law, mineral royalties generally terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. Consequently, substantially all of the Trust's royalty interest in the original Fee Lands acreage terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tract as to which the Fee Lands Royalties terminated. At September 30, 2000, the Fee Lands consisted of approximately 35,000 gross acres in south Louisiana, approximately 3,831 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: THE CHASE MANHATTAN BANK
                                                Trustee

                                            By:       /s/  PETE FOSTER
                                               --------------------------------
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                            Officer

Date: November 10, 2000

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