Form 10-K405
period 2000-12-31
LL&E ROYALTY TRUST
filed 2001-03-20
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

             THE CHASE MANHATTAN BANK, TRUSTEE
                 CORPORATE TRUST DIVISION
                      712 MAIN STREET
                      HOUSTON, TEXAS                                                 77002
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 852-1422

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

     As of March 13, 2001, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $83,371,825.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
ITEM  1    -- Business......................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
          Duration and Termination of the Trust.............     5
     The Royalties..........................................     6
          Overriding Royalties..............................     6
          Fee Lands Royalties...............................     7
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     8
     The Units..............................................     9
          Distributions and Income Computations.............     9
          Transfer of Units.................................     9
          Periodic Reports..................................    10
          Possible Requirement That Units Be Divested.......    10
          Liability of Unit Holders.........................    11
          Voting by Unit Holders............................    11
          Certain State Law Considerations..................    12
     The Properties.........................................    12
          General...........................................    12
          Description of Productive Properties..............    12
          Description of the Fee Lands......................    14
     Oil and Gas Sales from the Productive Properties.......    14
          Oil Sales.........................................    14
          Gas and Liquids Sales.............................    15
     Exploration and Development Activities.................    16
          Productive Properties.............................    16
          Fee Lands.........................................    16
     Estimates of Petroleum Engineers.......................    16
          September 30, 2000 Estimates......................    16
          Certain Factors Affecting Estimates...............    17
     Industry Conditions and Regulation.....................    25
          Industry Conditions...............................    25
          Regulation........................................    25
     Tax Considerations to Owners of Units..................    25
          Federal Income Tax Considerations.................    25
          IDC Recapture Income to the Company on
          Distribution......................................    33
          Backup Withholding................................    33
          Information Return Filing Requirements............    34
          State Tax Considerations..........................    34
          Severance Taxes...................................    37
          Ad Valorem Taxes..................................    37
ITEM  2    -- Properties....................................    37
ITEM  3    -- Legal Proceedings.............................    37

                                                               PAGE
                                                              NUMBER
                                                              ------
ITEM  4    -- Submission of Matters to a Vote of Unit
              Holders.......................................    37

                          PART II
ITEM  5    -- Market for the Registrant's Units and Related
              Unit Holder Matters...........................    37
ITEM  6    -- Selected Financial Data.......................    38
ITEM  7    -- Management's Discussion and Analysis of
Financial Condition and Results
                 of Operation...............................    38
ITEM  7(a) -- Quantitative and Qualitative Disclosures about
              Market Risk...................................    40
ITEM  8    -- Financial Statements and Supplementary Data...    40
ITEM  9    -- Changes in and Disagreements with Accountants
on Accounting and
                 Financial Disclosure.......................    47

                          PART III
ITEM 10    -- Directors and Executive Officers of the
              Registrant....................................    47
ITEM 11    -- Executive Compensation........................    47
ITEM 12    -- Unit Ownership of Certain Beneficial Owners
              and Management................................    47
ITEM 13    -- Certain Relationships and Related
              Transactions..................................    47

                          PART IV
ITEM 14    -- Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...........................    48
SIGNATURE...................................................    49

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, The Chase Manhattan Bank, formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City, Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. The Chase Manhattan Bank now serves as Trustee of the Trust. The Trustee's offices are located at 712 Main Street, Houston, Texas 77002, and its telephone number is (713) 216-5447. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

                        TERMS AND OPERATION OF THE TRUST

CREATION AND OPERATION OF THE TRUST

     Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See "Terms and Operation of the Trust -- The Partnership". The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. The Trustee of the Trust is The Chase Manhattan Bank.

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

     Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owner for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owner that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be The Chase Manhattan Bank, and will not be payable with respect to the Royalties until the matter is resolved. The Working Interest Owner may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owner by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owner to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

     The Conveyances provide that under certain circumstances the Working Interest Owner may place all or a portion of the revenues which would otherwise accrue to the Royalties in an escrow account rather than treating such revenues as Gross Proceeds. In particular, with respect to any Productive Property, if, at the end of any month, (a) the aggregate estimated future Gross Proceeds (as defined in the Conveyances), as estimated by independent petroleum engineers in their most current report, is less than (b) the sum of (i) estimated future Production Costs (as defined in the Conveyances), as estimated by the Working Interest Owner, excluding certain costs, and (ii) 400% of the aggregate estimated future Special Costs (as defined in the Conveyances), the Working Interest Owner may escrow an amount equal to a certain percentage (the calculation of which is described below) of the revenues which would otherwise constitute Gross Proceeds. The phrase "Gross Proceeds", as used in the Conveyances, and subject to certain exceptions, means, on an accrual accounting method, the amount recorded as revenues by the Working Interest Owner from the sale of oil, gas and certain other hydrocarbons from a given Productive Property. The phrase "Production Costs", as used in the Conveyances, includes lease operating expenses, overhead and taxes. The phrase "Special Costs", as used in the Conveyances, includes, among other things: (a) the aggregate estimated cost of plugging and abandoning wells and dismantling platforms on such Productive Property, and (b) estimated future capital expenditures. The amount the Working Interest Owner may place in escrow with respect to any Productive Property in any month may not exceed Gross Proceeds for that month multiplied by 250% of the aggregate estimated future Special Costs divided by the aggregate estimated future Gross Proceeds for that Property. Further, if the total amount so escrowed exceeds 125% of the aggregate estimated future Special Costs for the particular Productive Property, no additional amounts may be escrowed until the escrowed funds are less than 125% of such amount.

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. In addition, the Working Interest Owner has escrowed $3,000,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust. The Working Interest Owner's estimates of total Special Costs are $8,800,000 for Jay Field, $2,400,000 for South Pass 89 and $2,300,000 for Offshore Louisiana (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000 respectively). As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2000 reserve report included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place funds in escrow from the Jay Field and South Pass 89 properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily
(a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to The Chase Manhattan Bank's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and
(f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total Special Costs are $8,800,000 for Jay Field, $2,400,000 for South Pass 89 and $2,300,000 for Offshore Louisiana (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Working Interest Owner has escrowed $4,543,402 for the Jay Field property, $2,600,000 for the South Pass 89 property and $3,000,000 for the Offshore Louisiana property. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately

34,000 gross acres in south Louisiana, only approximately 3,931 of which were leased at December 31, 2000. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 2000 (applicable to production from July 2000 through September 2000) and (ii) the year ended December 31, 2000 (applicable to production from October 1999 through September 2000):

                        QUARTER ENDED DECEMBER 31, 2000

                                                             SOUTH         OFFSHORE
                                              JAY FIELD     PASS 89      LOUISIANA(4)      TOTAL
                                             -----------   ----------    ------------   -----------
Revenues:
  Liquids..................................  $ 7,997,664   $1,360,790     $  148,187    $ 9,506,641
  Natural gas..............................    1,069,838      816,506      1,163,667      3,050,011
  Special Costs escrow(1)..................           --           --             --             --
                                             -----------   ----------     ----------    -----------
                                             $ 9,067,502   $2,177,296     $1,311,854    $12,556,652
Production costs and expenses(2)...........   (3,892,038)     234,738(5)    (265,004)    (3,922,304)
Capital expenditures.......................   (1,038,382)      11,014       (888,388)    (1,915,756)
                                             -----------   ----------     ----------    -----------
Net Proceeds...............................  $ 4,137,082   $2,423,048     $  158,462    $ 6,718,592
                                             ===========   ==========     ==========    ===========
Overriding Royalties paid to the
  Trust(3).................................  $ 2,068,541   $1,211,524     $  415,942    $ 3,696,007
                                             ===========   ==========     ==========
Fee Lands Royalties..................................................................        35,228
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 3,731,235
                                                                                        ===========

                          YEAR ENDED DECEMBER 31, 2000

                                                           SOUTH         OFFSHORE
                                           JAY FIELD      PASS 89      LOUISIANA(4)      TOTAL
                                          ------------   ----------    ------------   ------------
Revenues:
  Liquids...............................  $ 29,133,288   $6,036,007    $ 1,449,617    $ 36,618,912
  Natural gas...........................     1,593,968    2,160,735      3,890,049       7,644,752
  Special Costs escrow(1)...............    (1,937,768)           0              0      (1,937,768)
                                          ------------   ----------    -----------    ------------
                                          $ 28,789,488   $8,196,742    $ 5,339,666    $ 42,325,896
Production costs and expenses(2)........   (12,712,321)    (136,196)(5)  (1,166,231)   (14,014,748)
Capital expenditures....................    (3,924,222)    (171,644)    (2,597,421)     (6,693,287)
                                          ------------   ----------    -----------    ------------
Net Proceeds............................  $ 12,152,945   $7,888,902    $ 1,576,014    $ 21,617,861
                                          ============   ==========    ===========    ============
Overriding Royalties paid to the
  Trust(3)..............................  $  6,076,473   $3,933,077    $ 1,644,684    $ 11,654,234
                                          ============   ==========    ===========
Fee Lands Royalties................................................................        172,995
                                                                                      ------------
Royalties paid to the Trust........................................................   $ 11,827,229
                                                                                      ============

---------------

(1) As more fully described in Note 5 of Notes to Financial Statements, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at December 31, 2000 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds effective with the April 2000 royalty distribution.

(2) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2000 was approximately $192,745 and $711,946, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds.

(4) During the First Quarter of 2000, drilling commenced on the East Cameron 195 #3 well. In August, this well produced 20,129 mcf of gas and 230 barrels of oil. However, in September this well produced only 372 mcf of gas and 237 barrels of oil and was shut-in. According to the operator of the well, Forest Oil, this well is currently offline with no future utility planned. The well is expected to be plugged and abandoned sometime late in 2001.

(5) Production from the Pluto well, a non-trust well, is being processed through Marathon's Platform B. Processing payments from the operator of the Pluto well are recorded as a reduction to lease operating expense as these payments relate to a non-trust well.

                                   THE UNITS

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Distributions of available revenues to Unit holders are made monthly. Each payment is made with respect to the preceding Monthly Period of the Trust. The Trustee determines for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period is payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and is distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the "Monthly Payment Date"). Under the terms of the Trust Agreement, the Trustee is prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may hold substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and The Chase Manhattan Bank has the use of these balances during such periods.

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

TRANSFER OF UNITS

     Units are transferable on the records of The Chase Manhattan Bank, as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by The Chase Manhattan Bank, Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Tax Consequences of Owning Units -- Sale of Units" for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the certificates.

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

CERTAIN STATE LAW CONSIDERATIONS

     It is anticipated that the Units will be treated for certain state law purposes essentially the same as other securities, that is, as interests in intangible personal property rather than as interests in real property. However, there is a possibility that a Unit holder could be treated as owning an interest in real property. In that event, the tax, probate, devolution of title and administration laws of Louisiana, Florida and Alabama applicable to real property may apply to the Units, even if held by a person who is not a resident or domiciliary thereof. Application of such laws would make inheritance and related matters with respect to the Units substantially more onerous than they would be if the Units are treated as interests in intangible personal property. In any event the ownership of Units and realization of income from the Royalties by a Unit holder may subject such Unit holder to state or local income or other taxation in the state of the Unit holder's residence or domicile. Unit holders should consult their legal and tax advisors regarding the applicability of these considerations to their individual circumstances. See "Tax Consideration to Owners of Units -- State Tax Considerations".

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 2000, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2000.

                                                                        PRODUCTIVE WELLS(1)
         PRODUCTIVE                                               -------------------------------
     PROPERTY AND YEAR                             ACRES               OIL               GAS
          IN WHICH                           -----------------    --------------    -------------
    PRODUCTION COMMENCED       LOCATION       GROSS      NET      GROSS     NET     GROSS    NET
    --------------------       --------      -------    ------    -----    -----    -----    ----
Jay Field (1970)(2).........  Onshore        184,472(3) 62,150(3)   95     45.95      1       .49
                              Alabama
                              and Florida
South Pass 89 (1982)........  Offshore         5,000     1,250      14      1.83      2       .25
                              Louisiana
Offshore Louisiana
(1968)(4)...................  Offshore        27,500     5,708      13(5)   2.96     29(5)   9.16
                              Louisiana
                                             -------    ------     ---     -----     --      ----
                                             216,972    69,108     122     50.74     32      9.90
                                             =======    ======     ===     =====     ==      ====

---------------

(1) Represent producing wells and wells capable of production. Net wells reflect the Working Interest Owner's working interest ownership. Gross and net wells exclude injection wells. The figures in the following table are not comparable to those in prior reports, which excluded shut-in wells from the totals. The Working Interest Owner has reevaluated the methodology by which it counts wells for purposes of this report, and has determined that shut-in wells should be included for purposes of this table.

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

(3) Gross acres reflect aggregate porosity acre feet in producing formations in the Jay Field, and net acres reflect the Working Interest Owner's ownership interest in the producing formations as determined volumetrically for purposes of the unit agreement relating to the Jay Field.

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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 34,000 gross acres, approximately 3,931 acres of which were under lease as of December 31, 2000.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1998, 1999 and 2000:

                                                                         NET WELLS
                                                               -----------------------------
                                                                 OIL         GAS        DRY
1998                                                           --------    --------    -----
     Exploratory............................................      --          --       0.125
     Development............................................      --          --          --

        1999
     Exploratory............................................      --          --          --
     Development............................................      --          --          --

        2000
     Exploratory............................................      --        .333          --
     Development............................................      --          --          --

     At December 31, 2000, no wells were in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 2000:

  Jay Field

     Capital expenditures totaled approximately $3.9 million in 2000, $3.0 million of which was for nitrogen injection costs.

  South Pass 89

     Capital expenditures of approximately $0.2 million were incurred in 2000.

  Offshore Louisiana

     Capital expenditures of approximately $2.6 million were incurred in 2000 primarily for the drilling of one gas well. During the First Quarter of 2000, drilling commenced on the East Cameron 195 #3 well. In August, this well produced 20,129 mcf of gas and 230 barrels of oil. However, in September this well produced only 372 mcf of gas and 237 barrels of oil and was shut-in. According to the operator of the well, Forest Oil, this well is currently offline with no future utility planned. The well is expected to be plugged and abandoned sometime late in 2001.

FEE LANDS

     Approximately 3,931 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 2000. There were no wells drilled on the Fee Lands in 2000.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 2000 ESTIMATES

     Estimates of the Properties' proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2000 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the

Trust as of September 30, 2000. A copy of Miller and Lents' letter, dated March 6, 2001 setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs during September 2000; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 2000 were approximately $238 million, and the present value of such future net revenues was approximately $121.3 million. (The estimates as of September 30, 1999, were $121.7 million and $56.3 million, respectively, before giving effect to approximately $11.3 million in distributions during 2000.)

     The estimates of future net revenues as of September 30, 2000 reflect an 109% increase in future net revenues, and a 148% increase in the present value of future net revenues from those estimated as of September 30, 1999, after adjusting those 1999 estimates for the estimated distributions related to the twelve months of production ended September 30, 2000. The increases resulted primarily from higher prices as compared with September 30, 1999. In general, natural gas prices, crude oil and gas condensate prices have increased in late 2000. The increase in 2000 estimated future net revenues attributable to the Trust from the 1999 estimates (after adjusting the estimates for the estimated 2000 distributions) was attributable to Jay Field, South Pass 89 and Offshore Louisiana, where those estimates increased by approximately $101 million, $12 million and $11 million, respectively.

CERTAIN FACTORS AFFECTING ESTIMATES

     Because the Royalties on the Properties (other than the Fee Lands) are "net" overriding royalty interests (often referred to as net profits interests), estimates of future net revenues to the Trust are affected by a number of factors in addition to the engineering, well performance and other data taken into consideration by petroleum engineers in estimating the quantity and nature of gross oil and gas reserves in the ground. Such other factors include oil and gas prices (the changes in which have materially affected the estimates of future net revenues to the Trust in recent years), projections of operating and capital costs, and the Working Interest Owner's evaluation of the economic feasibility of conducting additional operations. Decreases in the price estimates used in the preparation of the Miller and Lents report would decrease the estimates of the reserves as well as the estimates of the future net revenues to the Trust and of the discounted value of those future net revenues, and these decreases could be significant.

     As indicated above, estimates of future net revenues attributable to the Trust are based in part on estimates of quantities of proved oil and gas reserves in place. It should be emphasized that there can be no assurance that the quantities of oil and gas classified as proved reserves will ultimately be recovered. Because estimating proved reserves is not an exact science, the potential for significant revisions, either upward or downward, in estimates of proved reserves is high. Such revisions have occurred in the past with respect to the Productive Properties and, with respect to certain Productive Properties, have been material in relation to the reserves assigned to such Productive Properties. Reserve estimates are based on many judgmental factors, and the accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data as well as the skill and judgment of the petroleum engineer in interpreting such data. The process of estimating reserves involves continual revisions of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. When a new reservoir is discovered, proved reserves are determined primarily by volumetric analysis, using limited reservoir data (porosity, net pay thickness, water saturation, permeability and estimated extent of the productive area) indicated by the discovery well to estimate reserves over an underground area that may cover many acres. As a well is produced and the reservoir pressure declines, production volumes (hydrocarbons and water) and other factors are generally monitored and recorded so that the proved reserves can be periodically reestimated following sufficient intervals of production history. In addition, the drilling of development wells can provide additional reservoir data, including information regarding the areal extent of the reservoir. As reservoir history is accumulated, the historical information is incorporated into volumetric calculations or extrapolated production performance plots to refine the reserve estimate. Consequently, the accuracy of the reserve estimate generally improves with additional production history.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $0.6 million for the twelve months ending September 30, 2001. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, Miller and Lents estimated that as of September 30, 2000, the Working Interest Owner's capital expenditures for production and development of only the proved reserves would be approximately $13.1 million for the period from October 1, 2000 through December 31, 2003. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                                 March 6, 2001

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

     The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama and Florida and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) royalty interests (the "Royalties") under approximately 35,000 acres of the Company's south Louisiana fee lands (the "Fee Lands"). We calculated the imputed reserves using the formulas and criteria specified by the Company, as described in following paragraphs, and estimated future revenues net to the Trust as of September 30, 2000 in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

     The estimated proved imputed reserves and future net reserves, discounted at 10 percent per year, compounded annually, net to the interests owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2000 are as follows:

                                                 NET PROVED IMPUTED RESERVES AND
                                                           REVENUES(1)
                                            ------------------------------------------
                                                CRUDE OIL,                                 NET REVENUES
                                              CONDENSATE, AND     NATURAL   FUTURE NET   DISCOUNTED AT 10%
                                            NATURAL GAS LIQUIDS    GAS,     REVENUES,        PER YEAR
RESERVE CATEGORY                                   MBBLS           MMCF         M$              M$
----------------                            -------------------   -------   ----------   -----------------
Proved Developed                                   5,576          11,522     220,827          108,991
Proved Undeveloped                                     1           2,883      17,203           12,278
                                                   -----          ------     -------          -------

  Total Proved                                     5,577          14,405     238,030          121,269
                                                   =====          ======     =======          =======


(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Royalty Properties continue to have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of this Form 10-K.

Chase Bank of Texas, National Association, Trustee                 March 6, 2001
LL&E Royalty Trust                                                        Page 2

     These figures are based on estimates from the Trust economic model that is attached to this report.

     Gas volumes for each property are stated at the pressure and temperature bases appropriate for the sales contract or state regulatory authority; therefore, some of the aggregated totals may be stated at a mixed pressure base.

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                                                    ESTIMATED NET REVENUES TO THE TRUST(1)
                                                    --------------------------------------
                                                    FROM PROVED   FROM PROVED   FROM TOTAL
                                                     DEVELOPED    UNDEVELOPED     PROVED
FOR PRODUCTION DURING THE                            RESERVES,     RESERVES,    RESERVES,
12 MONTHS ENDED SEPTEMBER 30                            M$            M$            M$
----------------------------                        -----------   -----------   ----------
2001                                                   19,357            0        19,357
2002                                                   15,439        1,010        16,449
2003                                                   14,571        5,233        19,804
2004                                                   13,617        5,091        18,708
2005                                                   13,079        3,293        16,372
2006                                                   12,112        1,869        13,981
Remainder                                             132,651          708       133,359
                                                      -------       ------       -------

          Total                                       220,826       17,204       238,030
                                                      =======       ======       =======


     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from proved reserves of each Working Interest Property and the Fee Lands from January 1, 2001:

                                                                               LAST YEAR OF
                                                            ESTIMATED FUTURE    ESTIMATED
                                                            NET REVENUES TO      ECONOMIC
                                                               THE TRUST,        LIFE OF
PROPERTY                                                         M$(1)           RESERVES
--------                                                    ----------------   ------------
Jay Field                                                       199,919            2028
South Pass 89                                                    21,940            2007
Offshore Louisiana                                               15,646            2008
Fee Lands                                                           525            2014
                                                                -------

          Total                                                 238,030
                                                                =======


(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Royalty Properties continue to have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of this Form 10-K.

Chase Bank of Texas, National Association, Trustee                 March 6, 2001
LL&E Royalty Trust                                                        Page 3

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

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Company in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs to the Company's working interest are $2.4 million for South Pass 89, $8.8 million for the Jay Field, and $2.3 million for the Offshore Louisiana properties. Currently, South Pass 89 and the Offshore Louisiana properties' estimated abandonment costs are fully escrowed. The Jay Field escrow balance is $4.543 million, leaving $4,215 million attributable to the Company's working interest to be escrowed.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of September 30, 2000, Excess Production Costs to the Company's working interest are zero for Jay Field, South Pass 89, and the Fee Lands properties. Excess production costs for the Offshore Louisiana properties are $0.0171 million.

     The estimated net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when the oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds

Chase Bank of Texas, National Association, Trustee                 March 6, 2001
LL&E Royalty Trust                                                        Page 4

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

     The estimates of future net revenues have been calculated using methods prescribed by the Securities and Exchange Commission by applying the prices for oil and gas being received by the Company in September 2000 to estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of existing economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties.

     The reserve estimates and production rate projections used to forecast future net revenues and imputed reserves attributable to the Trust are based on detailed geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historical performance trends. Reserves for the remaining properties were estimated by volumetric calculations or by analogy to similar properties. Estimated reserves for the Jay Field property are based on comprehensive engineering studies utilizing historical performance trends and reservoir simulation computer model studies.

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

     The imputed estimated proved reserves attributable to the Trust were calculated for each property by multiplying the net proved reserves of the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company from each of the properties prior to consideration of the Trust, as follows:

                                 Estimated future net
                                 revenues to the Trust
Imputed proved reserves          ---------------------            Estimated net proved
to the Trust (expressed     =    Estimated future gross      X    reserves of the Company
in barrels or Mcf)               revenues to the                  (barrels or Mcf)
                                 Company(2)

(2) Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

Chase Bank of Texas, National Association, Trustee                 March 6, 2001
LL&E Royalty Trust                                                        Page 5

As the imputed estimated reserves of the Trust are calculated using estimated future revenues, changes in the assumption on which the revenue estimates are based would result in changes in the Trust's imputed reserves.

     The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect our informed judgments based on accepted standards of professional investigation but are subject to those generally recognized uncertainties associated with interpretation of geological, geophysical, and engineering information. Government policies and market conditions different from those employed in this study may cause the total quantity of oil or gas to be recovered, actual production rates, prices received, or operating and capital costs to vary from those presented in this report. Minor precision inconsistencies in subtotals or totals may arise in the report due to truncation or rounding of aggregated values.

     The extent and character of ownership, reversions, product prices, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. No field inspections or well tests were conducted by personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

     Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

                                        Very truly yours,

                                        MILLER AND LENTS, LTD.

                                        By       /s/ ROBERT J. OBERST

                                          --------------------------------------
                                                     Robert J. Oberst

                                        By     /s/ CHRISTOPHER A. BUTTA

                                          --------------------------------------
                                                   Christopher A. Butta

RIO/psh

                       [MILLER AND LENTS LETTER APPENDIX]

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

     Cost depletion for each productive property is calculated by (i) dividing the adjusted tax basis of the productive property by the total number of units of production (barrels of oil and thousand cubic feet ("Mcf") of gas) remaining attributable to the productive property held by the Trust as of the taxable year and (ii) multiplying the result in (i) by the number of units sold during the year.

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

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is determined by multiplying this amount by 26% for the first $175,000, and 28% of the excess over $175,000. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. The noncorporate taxpayer's exemption amount is $45,000 in the case of joint returns or surviving spouses, $33,750 in the case of unmarried individuals who are not surviving spouses, and $22,500 in the case of married individuals filing separate returns, estates and trusts. For married persons filing jointly, the exemption amounts are reduced by 25% of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat the income from the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30% withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form W-8ECI, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form W-8ECI (or substitute statement) must be filed with the Trustee every three years in order to effect an exemption from withholding for that year's income. Because the application of the withholding Regulations will vary depending on a holder's particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

     A withholding tax is imposed on partnerships in an amount equal to the United States tax on effectively connected taxable income which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject, which is currently 39.6% for individuals and 35% for corporations. A foreign partner's share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of (i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership's tax year for which the tax is paid. Future regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

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

     Section 1445 of the Code generally provides for withholding at the source when a United States real property interest is acquired from a Foreign Taxpayer after December 31, 1984. An exemption from withholding applies in the case of stock regularly traded on an established securities market. Treasury regulations expand this withholding exemption to include the acquisition of an interest in a publicly traded partnership or trust. This exemption will not apply in the case of a Foreign Person transferring a substantial amount of non-publicly traded interests in publicly traded partnerships if the transfer is from a single transferor (or related transferors) in a single transaction (or separate transactions that occur within three months).

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 2000 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

INFORMATION RETURN FILING REQUIREMENTS

     Under the Code, any partner who sells or exchanges (other than through a broker) an interest in a partnership holding "unrealized receivables" or certain inventory within the meaning of Section 751 of the Code is required to notify the partnership of such transaction within 30 days of the transfer (or, if earlier, January 15 of the calendar year following the calendar year in which the exchange occurred). Any such partner who fails to so notify the partnership may be subject to a $50 penalty for each such failure. Furthermore, the partnership is required to notify the Service of any sale or exchange (of which it has notice) of a partnership interest, and to report the name and address of the transferee and the transferor who were parties to such transaction, along with all other information required by applicable Treasury regulations. The partnership must also provide the information to the transferor and the transferee. If the partnership fails to furnish any such notification, it may be subjected to a penalty of $50 per failure, up to an annual maximum of $100,000 for the information required to be supplied to the transferor and transferee, and $250,000 for the information required to be supplied to the Service.

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

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but accords a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective, for tax years beginning after 12/31/99, and ending before 01/01/02, 50% of excess itemized deductions (defined as the amount by which federal itemized deductions exceed the federal standard deduction designated for the individual's filing status) may be deducted from Louisiana taxable income. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

     Unit holders are allowed a depletion deduction based on the greater of the amount determined under the percentage method or cost method. The rate for computing Louisiana depletion under the percentage method is greater for Unit holders who are corporations or trusts (22 percent of gross income, but limited to 50% of net income received from the oil and gas property). For individual Unit holders, allowable depletion will be the same as the amount allowed for federal income tax purposes.

     Louisiana also imposes a franchise tax on corporations based on the larger of (i) a corporation's capital (borrowed or contributed) and undistributed surplus or (ii) the assessed value of all realty and personalty in Louisiana in the preceding year. The amount subject to Louisiana franchise tax is apportioned where assets are owned or revenue is earned. Thus, a Unit holder subject to Louisiana franchise tax would apportion its franchise tax base taking into account such Unit holder's interest to the extent it is attributable to property located and revenue generated in Louisiana.

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

     Florida also imposes an intangibles tax on individuals, corporations, partnerships, and fiduciary filers. The intangible base includes notes receivable, investments, and accounts receivable (less a reasonable allowance for uncollectible accounts). The rate for individuals, corporations, partnerships, and fiduciary filers is .001. The rate is applied to the intangible base to determine the intangible tax liability.

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

     Alabama also imposes an income tax on all corporations and other entities treated as corporations if they earn or receive income derived from or attributable to sources within Alabama. Both resident and nonresident corporations receiving income from the Royalties are required to file an Alabama corporate return. Such income may be characterized as either business or nonbusiness income depending on the taxpayer's circumstances. Business income is apportioned to the state based on the corporation's apportionment factor. However, if income from the Royalties represents nonbusiness income, such income would be allocated, net of related expenses. The income tax rate for corporations is 5 percent. This rate will increase to 6 1/2% for periods beginning after December 31, 2000.

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

     The new Privilege Tax is imposed on the net worth of domestic and foreign corporations, limited liability entities, and disregarded entities. For the Privilege Tax, net worth is the sum of the corporation's outstanding capital stock and any additional paid-in-capital, (but without reduction for treasury stock), and retained earnings. The portion of the net worth subject to the privilege tax is determined by applying the corporation's Alabama income tax apportionment factor to the net worth base. The rate is determined by the entity's federal taxable income in Alabama. The rate ranges from $.25 to $1.75 for each $1,000 of net worth in Alabama. Minimum tax is $100 and maximum tax is $15,250 for 2000 and $15,000 for all years after 2000.

     The Shares Tax is imposed on domestic and foreign corporations. The Shares base is the sum of the corporation's outstanding capital stock and any additional paid-in-capital (but without reduction for treasury stock), and retained earnings. Subtractions are made from the taxable Shares base. These subtractions include merchandise held for sale, investments in subsidiaries doing business in Alabama and federal obligations. The portion of the Shares base subject to the Shares Tax is determined by applying the corporation's Alabama income tax apportionment factor to the taxable Shares base. The rate is $5.30 for each $1,000 of net worth in Alabama with a maximum tax of $500,000. For 2001 the rate will be $1.33 per $1,000 of net worth in Alabama with a maximum of $125,000. After 2001 the shares tax is repealed.

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5% of the market value of oil. The gas tax is subject to an annual rate adjustment each July 1, but to not less than $.07 per mcf. Florida generally imposes a severance or production tax of 8% of the actual value of oil production and a tax on gas. The gas tax rate is the gas base rate of $.171 per mcf times the gas base rate adjustment. Beginning July 1, 1987, the gas base rate adjustment is determined by the Florida Department of Revenue (FDR) annually on July 1. Alabama generally imposes a privilege tax on gas production or severance at the rate of 8% and a conservation tax of 2% of the actual value of oil and gas production.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2000 and 1999.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2000 and 1999

(applicable to production for October 1999 through September 2000 and October 1998 through September 1999) are also included in the table below.

                                            2000 QUARTER ENDED                          1999 QUARTER ENDED
                                 -----------------------------------------   -----------------------------------------
                                 MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                 --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High sales price.............  $  3.00    $  3.875   $  4.188   $  4.125   $ 2.875    $  2.813   $  2.250   $  1.563
  Low sales price..............    1.438       2.563      2.688      3.125     2.313       1.813      1.313      1.063
Distributions per Unit.........  $0.0881    $ 0.1750   $ 0.1409   $ 0.1907   $0.0409    $ 0.0194   $ 0.0084   $ 0.0238

     The total number of Unit holders of record as of March 6, 2001 was 5,409.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
Revenues........................  $11,827,229   $ 2,301,156   $ 9,886,679   $13,281,125   $16,335,605
Cash earnings...................   11,318,002     1,754,106     9,360,223    12,729,412    15,811,746
Cash distributions to Unit
  holders.......................   11,294,643     1,756,268     9,361,986    12,724,229    15,810,105
Cash distributions per Unit.....  $    0.5947   $   0.09250   $   0.49300   $   0.67000   $   0.83250

                                                          AS OF DECEMBER 31,
                                  -------------------------------------------------------------------
                                     2000          1999          1998          1997          1996
                                  -----------   -----------   -----------   -----------   -----------
Trust Corpus....................  $ 2,382,160   $ 2,506,801   $ 2,584,963   $ 3,747,726   $ 4,432,543

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2000, 1999 and 1998 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 2000, 1999 and 1998, respectively.

     Distributions to Unit holders for 2000, 1999 and 1998 amounted to $11,294,643 ($0.5947 per Unit), $1,756,268 ($0.09250 per Unit), and $9,361,986
($0.49300 per Unit), respectively. During these years, the Trust received cash of $11,827,229, $2,301,156 and $9,886,679, respectively, from the Working
Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    2000             1999             1998
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 42,325,896(1)  $ 21,628,753(2)  $ 35,097,072
  Production costs and expenses...............   (14,014,748)     (11,764,861)     (14,086,595)
  Capital expenditures........................    (6,693,287)      (4,895,924)      (5,280,814)
                                                ------------     ------------     ------------
          Net Proceeds........................  $ 21,617,861     $  4,967,968     $ 15,729,663
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $ 11,654,234     $  2,170,616     $  9,792,348
  Fee Lands Royalties.........................       172,995          130,540           94,331
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $ 11,827,229     $  2,301,156     $  9,886,679
                                                ============     ============     ============

---------------
(1) Liquids and Natural Gas Revenues for the year ended December 31, 2000 ($44,263,664) less Special Costs Escrow ($1,937,768)

(2) Liquids and Natural Gas Revenues for the year ended December 31, 1999 ($27,551,565) less Special Costs Escrow ($5,922,812)

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $21 million or 96 percent during the 2000 operating period compared to the same operating period in 1999. Revenues increased approximately $22 million due to higher natural gas prices and approximately $4 million due to lower Special Costs related to funds escrowed in connection with estimated future platform abandonment costs partially offset by approximately $5 million primarily due to lower production volumes resulting from natural declines. Revenues decreased approximately $13 million or 38 percent during the 1999 operating period compared to the same period in 1998. Revenues decreased approximately $6 million primarily due to lower production volumes resulting from natural declines, approximately $6 million related to funds escrowed in connection with estimated future platform abandonment costs and approximately $1 million due to lower natural gas prices.

     Average natural gas prices received in 2000 increased to $3.32 per thousand cubic feet ("mcf") from $2.22 per mcf in 1999. Average crude oil prices increased to $27.25 per barrel in 2000 from $14.72 in 1999 while natural gas liquids prices increased to $23.40 per barrel in 2000 from $11.84 in 1999. Average crude oil prices increased slightly to $14.72 per barrel in 1999 from $14.60 per barrel in 1998 and natural gas liquids prices increased to $11.84 per barrel in 1999 from $11.23 in 1998. Average natural gas prices decreased in 1999 to $2.22 per mcf from $2.55 per mcf in 1998.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $2 million or 19 percent during the 2000 operating period compared to the same operating period in 1999. The increase in the 2000 operating period was primarily due to higher lease operating expenses incurred relating to expense workovers at Jay Field. Production costs and expenses decreased approximately $2 million or 16 percent during the 1999 operating period compared to the same period in 1998. The decrease in 1999 was primarily due to lower lease operating expenses incurred at Jay Field.

     Capital expenditures increased approximately $2 million or 37 percent in the 2000 operating period compared to 1999 and decreased approximately $0.4 million or 7 percent in the 1999 operating period compared to 1998. The increase in 2000 capital expenditures resulted from increased drilling activities at the Productive Properties. The decrease in 1999 capital expenditures resulted from reduced drilling activities at the Productive Properties, partially offset by increased facilities expenditures attributable to rig removal costs at South Pass 89.

     The Trust's Fee Lands Royalties increased 33 percent in the 2000 operating period compared to an increase of 38 percent in the 1999 operating period. The amount of Fee Lands leased as of December 31, 2000 was approximately 3,931 acres compared to 3,496 acres leased at December 31, 1999.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Royalty revenues......................................  $11,827,229   $ 2,301,156   $ 9,886,679
Trust administrative expenses.........................     (509,227)     (547,050)     (526,456)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $11,318,002   $ 1,754,106     9,360,223
Changes in undistributed cash.........................      (23,359)        2,162         1,763
                                                        -----------   -----------   -----------
Cash distributions....................................  $11,294,643   $ 1,756,268   $ 9,361,986
                                                        ===========   ===========   ===========
Cash distributions per Unit...........................  $    0.5947   $   0.09250   $   0.49300
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 2000 AND 1999

                                                                  2000            1999
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     41,160    $     17,801
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (73,941,000)    (73,793,000)
                                                              ------------    ------------
     Total assets...........................................  $  2,382,160    $  2,506,801
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,382,160    $  2,506,801
Contingencies (notes 4 and 6)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  2,382,160    $  2,506,801
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                        2000           1999           1998
                                                    ------------    -----------    -----------
Trust corpus, beginning of period (note 3)........  $  2,506,801    $ 2,584,963    $ 3,747,726
Cash earnings.....................................    11,318,002      1,754,106      9,360,223
Cash distributions................................   (11,294,643)    (1,756,268)    (9,361,986)
Amortization of royalty interests (note 3)........      (148,000)       (76,000)    (1,161,000)
                                                    ------------    -----------    -----------
Trust corpus, end of period.......................  $  2,382,160    $ 2,506,801    $ 2,584,963
                                                    ============    ===========    ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

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

     The Trust is passive, with The Chase Manhattan Bank as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2000, the Fee Lands consisted of approximately 35,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of the end of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was reduced by $50 thousand in 2000, reduced by $0.3 million in 1999, and increased by $0.5 million in 1998 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2000 is not indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

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

(5) DISMANTLEMENT OF PLATFORMS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust's interests in these properties are equivalent to 50% of the Net Proceeds from Jay Field and South Pass 89 properties and 90% of the Net Proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of December 31, 2000 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

     The Working Interest Owner has advised the Trustee that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced, and the reductions could be significant.

                               LL&E ROYALTY TRUST

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

(7) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 2000, 1999 and 1998. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs during September 2000, 1999 and 1998.

     Accordingly, the table below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1997 to September 30, 1998, 1999 and 2000 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

                               LL&E ROYALTY TRUST

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               2000        1999      1998
                                                             ---------   --------   -------
Future net revenues........................................  $ 238,030   $121,652   $12,676
10% annual discount for estimated timing of net
  revenues.................................................   (116,761)   (65,307)   (5,224)
                                                             ---------   --------   -------
Present value of future net revenues.......................  $ 121,269   $ 56,345   $ 7,452
                                                             =========   ========   =======

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                            IMPUTED            PRESENT VALUE
                                                        PROVED RESERVES          OF FUTURE
                                                      -------------------      NET REVENUES
                                                      LIQUIDS       GAS         (THOUSANDS
                                                      (MBBL)       (MMCF)       OF DOLLARS)
                                                      -------      ------      -------------
Estimated at September 30, 1997.....................   5,088       8,918         $ 57,975
     Production.....................................    (336)      (1,947)         (9,887)
     Revisions of estimates(1)......................  (4,324)      (2,940)        (46,434)
     Accretion of discount..........................     n/a         n/a            5,798
                                                      ------       ------        --------
Estimated at September 30, 1998.....................     428       4,031         $  7,452
     Production.....................................    (123)       (227)          (2,301)
     Revisions of estimates(1)......................   3,692       8,122           50,449
     Accretion of discount..........................     n/a         n/a              745
                                                      ------       ------        --------
Estimated at September 30, 1999.....................   3,997       11,926        $ 56,345
     Production.....................................    (183)       (589)         (13,056)
     Revisions of estimates(1)......................   1,763       3,068           72,345
     Accretion of discount..........................     n/a         n/a            5,635
                                                      ------       ------        --------
Estimated at September 30, 2000.....................   5,577       14,405        $121,269
                                                      ======       ======        ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 2000 was based on actual volume weighted prices received during September, 2000 for natural gas of $5.65 per thousand cubic feet (including the contribution from Natural Gas Liquids at Jay Field) and on crude and condensate volume weighted prices of $33.07 per barrel.

------------

(1) Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves.

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

The Chase Manhattan Bank,, Trustee
and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 2000 and 1999, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Working Interest Owner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2000 and 1999, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2000, on the basis of accounting described in Note 3.

                                            KPMG LLP

Dallas, Texas
March 19, 2001

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 13, 2001.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. The Chase Manhattan Bank as Trustee of the Trust, owns no Units. The Chase Manhattan Bank in its individual capacity (the "Bank") also owns no Units. As of March 13, 2001, the Trust Department of the Bank held 575 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

     (c) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Chase Manhattan Bank and the Company and its subsidiaries have a number of banking and trust relationships.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 2000, 1999 and 1998..........................    40

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 2000 and 1999......................    40

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 2000, 1999 and 1998..........................    40

        Notes to Financial Statements...............................    41

        Independent Auditors' Report................................    46

     (b) REPORTS ON FORM 8-K

     None

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.

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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  THE CHASE MANHATTAN BANK, Trustee

Date:  March 19, 2001
                                               By:    /s/ PETE FOSTER
                                               ---------------------------------
                                                          Pete Foster
                                                Senior Vice President and Trust
                                                              Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.