Form 10-Q
period 2001-03-31
LL&E ROYALTY TRUST
filed 2001-05-11
CIK 721765

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8518

LL&E ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Chase Manhattan Bank, Trustee Corporate Trust Division 712 Main Street Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     At May 11, 2001, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

TABLE OF CONTENTS

Page

Part I. Financial Information

Item 1. Financial Statements:

Presentation of Financial Information	2

Statements of Cash Earnings and Distributions	3

Statements of Assets, Liabilities and Trust Corpus	3

Statements of Changes in Trust Corpus	3

Notes to Financial Statements	4

Independent Auditors’ Report	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K	13

Signature	14

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

      The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000. The cash earnings and distributions for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year 2001.

      The March 31, 2001 and 2000 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG LLP is included herein.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions

(Unaudited)

	Three months ended
	March 31,

	2001	2000

Royalty revenues	$4,159,672	$1,812,367

Trust administrative expenses	(161,175)	(123,611)

Cash earnings	3,998,497	1,688,756

Changes in undistributed cash	22,019	(15,563)

Cash distributions	$4,020,516	$1,673,193

Cash distributions per Unit	$.2117	$.0881

Units outstanding	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

(Unaudited)

	March 31,	December 31,
	2001	2000

ASSETS

Cash	$19,141	$41,160

Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 3 and 5)	76,282,000	76,282,000

Less accumulated amortization (note 3)	(73,980,000)	(73,941,000)

Total assets	$2,321,141	$2,382,160

LIABILITIES AND TRUST CORPUS

Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,321,141	$2,382,160
Contingencies (note 4)

Total liabilities and Trust Corpus	$2,321,141	$2,382,160

Statements of Changes in Trust Corpus

(Unaudited)

	Three months ended
	March 31,

	2001	2000

Trust Corpus, beginning of period (note 3)	$2,382,160	$2,506,801

Cash earnings	3,998,497	1,688,756

Cash distributions	(4,020,516)	(1,673,193)

Amortization of royalty interest (note 3)	(39,000)	(36,000)

Trust Corpus, end of period	$2,321,141	$2,486,364

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2001

(1)  Formation of the Trust

      On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has had no significant effects on the Trust.

      Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (Overriding Royalties), which are equivalent to net profits interests, in certain productive oil and gas properties located in Alabama, Florida, Texas and in federal waters offshore Louisiana (Productive Properties) and (b) 3% royalty interests (Fee Lands Royalties) in certain of the Company’s then unleased, undeveloped south Louisiana fee lands (Fee Lands). The Overriding Royalties and the Fee Lands Royalties are referred to collectively as the “Royalties.” Title to the Royalties is held by a partnership (Partnership) of which the Trust and the Company are the only partners, holding 99% and 1% interests, respectively.

      The Trust is passive, with The Chase Manhattan Bank (the Trustee) successor by merger to the Chase Bank of Texas National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).

(2)  Net Overriding Royalty Interests and Fee Lands Royalties

      The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 4 below; (c) all operating charges directly associated with the Productive Properties; (d) an

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

March 31, 2001

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

      The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2001, the Fee Lands consisted of approximately 34,000 gross acres.

(3)  Basis of Presentation

      The financial statements of the Trust are prepared on the following basis:

(a) Royalties are recorded on a cash basis and are generally received by the Trustee in the third month following the month of production of oil and gas attributable to the Trust’s interest.

(b) Trust expenses, which include accounting, engineering, legal and other professional fees, Trustee’s fees and out-of-pocket expenses, are recorded on a cash basis.

(c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings.

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2001, is not necessarily indicative of the fair market value of the interests held by the Trust.

      The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

March 31, 2001

financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2000.

(4)  Federal Income Tax Matters

      In May and June 1983, the Company applied to the Internal Revenue Service (IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a “grantor” trust as to the Unit holders and not as a “simple” or “complex” trust (a “non-grantor” trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each Overriding Royalty would constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units will be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

      The Company withdrew its requested ruling (d) that the Company did not recognize gain or loss upon the transfer of the Royalties to the Trust or upon distribution of the Units to its stockholders because the IRS proposed to rule that the transfer and distribution resulted in the recapture of ordinary income attributable to intangible drilling and development costs under Section 1254 of the Code (IDC Recapture Income). Counsel for the Company expressed no opinion on this issue. The Company and the IRS subsequently litigated the issue, and in 1989 the Tax Court rendered an opinion favorable to the Company. The Tax Court held that the Company’s transfer of the Royalties to the Trust and its distribution of the Units to its stockholders did not constitute a disposition of “oil, gas, or geothermal property” within the meaning of Section 1254 of the Code. Consequently the Company was not required to recognize IDC Recapture Income on the disposition of the Royalties. The opinion of the Tax Court has become final and nonappealable.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

March 31, 2001

      These financial statements are prepared on the basis that the Trust will be treated as a “grantor” trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5)  Dismantlement Costs

      The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report and Form 10-K for the year ended December 31, 2000, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

      In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust’s portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

      The cumulative escrow balance as of March 31, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

INDEPENDENT AUDITORS’ REPORT

The Chase Manhattan Bank, Trustee

  and the Unit Holders of LL&E Royalty Trust:

      We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 2001, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America.

      Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with the basis of accounting as described in Note 3.

      We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 2000, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 19, 2001, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in Note 3.

KPMG LLP

Dallas, Texas

May 11, 2001

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note Regarding Forward-Looking Statements

      This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owner has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Form 10-K, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Liquidity and Capital Resources

      As stipulated in the Trust Agreement, the Trust is intended to be passive, and the Trustee’s activities are limited to the receipt of revenues attributable to the Royalties, which revenues are to be distributed currently (after payment of or provision for Trust expenses and liabilities) to the owners of the Units. The Trust has no source of liquidity or capital resources other than the revenue, if any, attributable to the Royalties.

      The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report and Form 10-K for the year ended December 31, 2000 the total future dismantlement costs to the Working Interest Owner are $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

      In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust’s portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

      The cumulative escrow balance as of March 31, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90%

of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

Results of Operations

      Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2001 and 2000 (the 2001 and 2000 “First Quarters”, respectively) are attributable to the Working Interest Owner’s operations during the periods October through December of 2000 (the “Current Operating Period”) and October through December of 1999 (the “Prior Year’s Operating Period”), respectively.

      Distributions to Unit holders for the 2001 and 2000 First Quarters amounted to $4,020,516 ($.2117 per Unit) and $1,673,193 ($.0881 per Unit), respectively. During these periods, the Trust received cash of $4,159,672 and $1,812,367, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

      The monthly per Unit distributions during the 2001 and 2000 First Quarters were as follows:

	2001	2000

January	$.0628	$.0282

February	.0626	.0263

March	.0863	.0336

	$.2117	$.0881

      The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2001 and 2000:

First Quarter 2001

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:

Liquids	$7,775,478	$1,288,421	$287,924	$9,351,823

Natural gas	421,387	928,679	1,625,948	2,976,014

	$8,196,865	$2,217,100	$1,913,872	$12,327,837

Production costs and expenses(1)	(2,762,254)	162,882	(230,665)	(2,830,037)

Capital expenditures	(1,246,336)	—	(446,713)	(1,693,049)

Net Proceeds	$4,188,275	$2,379,982	$1,236,494	$7,804,751

Overriding Royalties paid to the Trust(2)	$2,094,138	$1,189,991	$824,096	$4,108,225

Fee Lands Royalties				51,447

Royalties paid to the Trust				$4,159,672

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2001 First Quarter was $191,041. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2)	As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

First Quarter 2000

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:

Liquids	$6,649,396	$1,386,040	$326,566	$8,362,002

Natural gas	126,017	261,362	880,183	1,267,562

Special Cost Escrow(1)	(1,937,768)	—	—	(1,937,768)

	$4,837,645	$1,647,402	$1,206,749	$7,691,796

Production costs and expenses(2)	(2,682,425)	(304,844)	(304,821)	(3,292,090)

Capital expenditures	(1,268,953)	(27,119)	(95,989)	(1,392,061)

Net Proceeds	$886,267	$1,315,439	$805,939	$3,007,645

Overriding Royalties paid to the Trust(3)	$443,134	$646,345	$662,868	$1,752,347

Fee Lands Royalties				60,020

Royalties paid to the Trust				$1,812,367

(1)	As more fully described in Note 5, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust’s portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at March 31, 2000 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust.

(2)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2000 First Quarter was $149,778. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3)	As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

      The following unaudited schedule summarizes the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2001 and 2000:

	First Quarter

	2001	2000

Net Proceeds:

Revenues	$12,327,837	$7,691,796 (1)

Production costs and expenses	(2,830,037)	(3,292,090)

Capital expenditures	(1,693,049)	(1,392,061)

Net Proceeds	$7,804,751	$3,007,645

Royalties paid to the Trust:

Overriding Royalties	$4,108,225	$1,752,347

Fee Lands Royalties	51,447	60,020

Royalties paid to the Trust	$4,159,672	$1,812,367

(1)	Liquids and Natural Gas Revenues for the quarter ended March 31, 2000 ($9,629,564) less Special Cost Escrow ($1,937,768).

      Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 60% (increased 28% if Special Cost Escrow is not deducted from Revenues) from the Prior Year’s Operating Period primarily as a result of higher commodity prices. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $30.53 per barrel, $27.25 per barrel and $6.07 per thousand cubic feet (“mcf”), respectively. In the comparable 2000 period average crude oil, natural gas liquids and natural gas prices were $23.09 per barrel, $19.81 per barrel and $2.59 per mcf, respectively.

      Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period decreased 14% primarily as a result of lower lease operating expenses.

      Capital expenditures increased 22% in the Current Operating Period compared to the same period in 2000. Capital expenditures increased primarily due to higher costs at Offshore Louisiana related to the completion of the East Cameron 195 #3 well partially offset by lower nitrogen injection costs at Jay Field and no capital costs incurred at South Pass 89.

      Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 90,228 barrels for the Current Operating Period and 50,086 for the Prior Year’s Operating Period. Imputed natural gas production was 204,464 thousand cubic feet and 234,684 thousand cubic feet for the respective periods.

      At March 31, 2001, the Fee Lands consisted of approximately 34,000 gross acres in South Louisiana, approximately 3,931 of which were under lease.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

4*	— Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28.1*	— Agreement of General Partnership of LL&E Royalty Partnership.
28.2*	— Form of Conveyance of Overriding Royalty Interests for Fort Worth Basin Property.
28.3*	— Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28.4*	— Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28.5*	— Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28.6*	— Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28.7*	— Form of Royalty Deed.

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	THE CHASE MANHATTAN BANK

Trustee

By:	/s/ PETE FOSTER

Pete Foster
Senior Vice President and Trust Officer

Date:  May 11, 2001

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.