Form 10-Q
period 2001-06-30
LL&E ROYALTY TRUST
filed 2001-08-13
CIK 721765

                                               LL&E ROYALTY
                                               TRUST

                                               2001
                                               SECOND QUARTER REPORT TO
                                               UNIT HOLDERS

                                               QUARTER ENDED JUNE 30, 2001

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

For the quarterly period ended June 30, 2001.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8518

                               LL&E ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            76-6007940
      (State or other jurisdiction of                            (I.R.S. Employer
               incorporation                                   Identification No.)
              or organization)

     THE CHASE MANHATTAN BANK, TRUSTEE                                77002
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

     At August 13, 2001, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000. The cash earnings and distributions for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year 2001.

     The June 30, 2001 and 2000 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The review report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               -----------------------   -----------------------
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
Royalty revenues.............................  $3,987,026   $3,464,130   $8,146,698   $5,276,497
Trust administrative expenses................    (137,058)    (152,877)    (298,233)    (276,488)
                                               ----------   ----------   ----------   ----------
Cash earnings................................   3,849,968    3,311,253    7,848,465    5,000,009
Changes in undistributed cash................     (18,703)      12,152        3,316       (3,411)
                                               ----------   ----------   ----------   ----------
Cash distributions...........................  $3,831,265   $3,323,405   $7,851,781   $4,996,598
                                               ==========   ==========   ==========   ==========
Cash distributions per Unit..................  $    .2017   $    .1750   $    .4134   $    .2631
                                               ==========   ==========   ==========   ==========
Units outstanding............................  18,991,304   18,991,304   18,991,304   18,991,304
                                               ==========   ==========   ==========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     37,844   $     41,160
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,016,000)   (73,941,000)
                                                              ------------   ------------
          Total assets......................................  $  2,303,844   $  2,382,160
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,303,844   $  2,382,160
Contingencies (note 4)
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  2,303,844   $  2,382,160
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,382,160   $ 2,506,801
Cash earnings...............................................    7,848,465     5,000,009
Cash distributions..........................................   (7,851,781)   (4,996,598)
Amortization of royalty interest (note 3)...................      (75,000)      (97,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 2,303,844   $ 2,413,212
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001
(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the "Trust") and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has had no significant effects on the Trust.

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

(2) NET OVERRIDING ROYALTY INTERESTS AND FEE LANDS ROYALTIES

     The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property." Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 4 below; (c) all operating charges directly associated with the Productive Properties; (d) an

                               LL&E ROYALTY TRUST

                                 JUNE 30, 2001

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2001, the Fee Lands consisted of approximately 34,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2001 is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the

                               LL&E ROYALTY TRUST

                                 JUNE 30, 2001

financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                                 JUNE 30, 2001

     These financial statements are prepared on the basis that the Trust will be treated as a "grantor" trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2000, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of June 30, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Chase Manhattan Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of June 30, 2001, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 2001 and 2000 and changes in Trust corpus for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 13, 2001

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

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2000, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of June 30, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2001 and 2000 (the 2001 and 2000 "Second Quarter" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 2001 and 2000, respectively, and the periods October 2000 through March 2001 and October 1999 through March 2000 (the 2001 and 2000 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2001 and 2000 Second Quarters amounted to $3,831,265 ($.2017 per Unit) and $3,323,405 ($.1750 per Unit),
respectively. During these periods, the Trust received cash of $3,987,026 and $3,464,130, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2001 and 2000 Second Quarters were as follows:

                                                          2001         2000
                                                         -------      -------
April..............................................      $ .0910      $ .0534
May................................................        .0518        .0630
June...............................................        .0589        .0586
                                                         -------      -------
                                                         $ .2017      $ .1750
                                                         =======      =======

     Distributions to Unit holders for the First Half of 2001 and 2000 amounted to $7,851,781 ($.4134 per Unit) and $4,996,598 ($.2631 per Unit), respectively.
During these periods, the Trust received cash of $8,146,698 and $5,276,497, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2001:

                              SECOND QUARTER 2001

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $ 7,075,097   $1,104,519   $  190,132   $ 8,369,748
  Natural gas.................................      366,515    1,024,929    1,418,471     2,809,915
                                                -----------   ----------   ----------   -----------
                                                  7,441,612    2,129,448    1,608,603    11,179,663
Production costs and expenses(1)..............   (2,961,997)      (3,846)    (230,845)   (3,196,688)
Capital expenditures..........................   (1,276,643)          --       (7,665)   (1,284,308)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $ 3,202,972   $2,125,602   $1,370,093   $ 6,698,667
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust........  $ 1,601,486   $1,062,801   $1,233,084   $ 3,897,371
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................        89,655
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 3,987,026
                                                                                        ===========

                                FIRST HALF 2001

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $14,850,575   $2,392,940   $  478,056   $17,721,571
  Natural gas.................................      787,902    1,953,608    3,044,419     5,785,929
                                                -----------   ----------   ----------   -----------
                                                 15,638,477    4,346,548    3,522,475    23,507,500
Production costs and expenses(1)..............   (5,724,251)     159,036     (461,510)   (6,026,725)
Capital expenditures..........................   (2,522,979)          --     (454,378)   (2,977,357)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $ 7,391,247   $4,505,584   $2,606,587   $14,503,418
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(2).....  $ 3,695,624   $2,252,792   $2,057,180   $ 8,005,596
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................       141,102
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 8,146,698
                                                                                        ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2001 Second Quarter and 2001 First Half was $165,662 and $356,703, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

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

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2000:

                              SECOND QUARTER 2000

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $ 7,102,980   $1,938,288   $  594,001   $ 9,635,269
  Natural gas.................................      107,601      503,412      784,509     1,395,522
Special Cost Escrow(1)                                   --           --           --            --
                                                -----------   ----------   ----------   -----------
                                                  7,210,581    2,441,700    1,378,510    11,030,791
Production costs and expenses(2)..............   (3,366,848)    (133,658)    (379,302)   (3,879,808)
Capital expenditures..........................     (113,301)    (309,366)    (518,437)     (941,104)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $ 3,730,432   $1,998,676   $  480,771   $ 6,209,879
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(3).....  $ 1,865,216   $  999,338   $  565,874   $ 3,430,428
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................        33,702
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 3,464,130
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
                                                                                        ===========

---------------

(1) As more fully described in Note 5, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at June 30, 2000 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. In February 2000, the Working Interest Owner informed the Trustee that it has elected at this time not to escrow any additional funds effective with the April 2000 royalty distribution.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2000 Second Quarter and 2000 First Half was $178,382 and $328,160, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 2000, excess production costs to be recovered from future revenues totaled $147,978 for the Offshore Louisiana property.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2001 and 2000:

                                             SECOND QUARTER                 FIRST HALF
                                        -------------------------   --------------------------
                                           2001          2000          2001           2000
                                        -----------   -----------   -----------    -----------
Net Proceeds:
  Revenues............................  $11,179,663   $11,030,791   $23,507,500    $18,722,587(1)
  Production costs and expenses.......   (3,196,688)   (3,879,808)   (6,026,725)    (7,171,898)
  Capital expenditures................   (1,284,308)     (941,104)   (2,977,357)    (2,333,165)
                                        -----------   -----------   -----------    -----------
  Net Proceeds........................  $ 6,698,667   $ 6,209,879   $14,503,418    $ 9,217,524
                                        ===========   ===========   ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties................  $ 3,897,371   $ 3,430,428   $ 8,005,596    $ 5,182,775
  Fee Lands Royalties.................       89,655        33,702       141,102         93,722
                                        -----------   -----------   -----------    -----------
  Royalties paid to the Trust.........  $ 3,987,026   $ 3,464,130   $ 8,146,698    $ 5,276,497
                                        ===========   ===========   ===========    ===========

---------------

(1) Liquids and Natural Gas Revenues for the First Half 2000 ($20,660,355) less Special Cost Escrow for the First Half 2000 ($1,937,768)

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately 1.3% in the 2001 Three-Month Operating Period and 25.6% (13.8% if Special Cost Escrow is not deducted from Revenues) in the 2001 Six-Month Operating Period versus the comparable periods in 2000 primarily as a result of higher commodity prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2001 Three-Month Operating Period attributable to the Productive Properties were $27.99 per barrel, $26.95 per barrel and $7.15 per thousand cubic feet ("mcf"), respectively. In the comparable 2000 period average crude oil, natural gas liquids and natural gas prices were $27.23 per barrel, $24.48 per barrel and $2.51 per mcf, respectively. In the 2001 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $29.28 per barrel, $27.11 per barrel and $6.55 per mcf, respectively. In the comparable

2000 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $25.14 per barrel, $21.98 per barrel and $2.55 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 17.6% and 16.0% in the 2001 Three-Month Operating Period and the 2001 Six-Month Operating Period, respectively versus the comparable periods in 2000 primarily as a result of lower lease operating expenses and higher credits for third-party processing at South Pass 89.

     Capital expenditures increased 36.5% and 27.6% in the 2001 Three-Month Operating Period and the 2001 Six-Month Operating Period, respectively, versus the comparable periods in 2000 primarily due to higher costs associated with nitrogen purchases and various tubing replacement projects at Jay Field.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 79,002 barrels for the 2001 Three-Month Operating Period and 106,657 barrels for the 2000 Three-Month Operating Period. Imputed natural gas production was 240,764 mcf and 226,248 mcf for the respective periods.

     At June 30, 2001, the Fee Lands consisted of approximately 34,000 gross acres in south Louisiana, approximately 4,683 of which were under lease.

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

Date: August 13, 2001

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