Form 10-Q
period 2001-09-30
LL&E ROYALTY TRUST
filed 2001-11-13
CIK 721765

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

For the quarterly period ended September 30, 2001.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8518

                               LL&E ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            76-6007940
      (State or other jurisdiction of                            (I.R.S. Employer
               incorporation                                   Identification No.)
              or organization)

        JPMORGAN CHASE BANK, TRUSTEE                                  77002
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

     At November 13, 2001, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000. The cash earnings and distributions for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year 2001.

     The September 30, 2001 and 2000 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The review report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
Royalty revenues............................  $ 2,903,573   $ 2,819,497   $11,050,271   $ 8,095,994
Trust administrative expenses...............     (127,171)     (136,692)     (425,404)     (413,180)
                                              -----------   -----------   -----------   -----------
Cash earnings...............................    2,776,402     2,682,805    10,624,867     7,682,814
Changes in undistributed cash...............         (785)       (6,171)        2,532        (9,582)
                                              -----------   -----------   -----------   -----------
Cash distributions..........................  $ 2,775,617   $ 2,676,634   $10,627,399   $ 7,673,232
                                              ===========   ===========   ===========   ===========
Cash distributions per Unit.................  $     .1462   $     .1409   $     .5596   $     .4040
                                              ===========   ===========   ===========   ===========
Units outstanding...........................   18,991,304    18,991,304    18,991,304    18,991,304
                                              ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2001             2000
                                                              -------------    ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $     38,628     $     41,160
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000       76,282,000
Less accumulated amortization (note 3)......................   (74,046,000)     (73,941,000)
                                                              ------------     ------------
          Total assets......................................  $  2,274,628     $  2,382,160
                                                              ============     ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,274,628     $  2,382,160
                                                              ------------     ------------
          Total liabilities and trust corpus................  $  2,274,628     $  2,382,160
                                                              ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------    -----------
Trust Corpus, beginning of period (note 3)..................  $  2,382,160    $ 2,506,801
Cash earnings...............................................    10,624,867      7,682,814
Cash distributions..........................................   (10,627,399)    (7,673,232)
Amortization of royalty interest (note 3)...................      (105,000)      (143,000)
                                                              ------------    -----------
Trust Corpus, end of period.................................  $  2,274,628    $ 2,373,383
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2001
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with JPMorgan Chase Bank (the "Trustee") formerly known as The Chase Manhattan Bank successor by merger to Chase Bank of Texas, National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).

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

                               SEPTEMBER 30, 2001

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2001, the Fee Lands consisted of approximately 34,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2001, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

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

     The Company withdrew its requested ruling (d) that the Company did not recognize gain or loss upon the transfer of the Royalties to the Trust or upon distribution of the Units to its stockholders because the IRS proposed to rule that the transfer and distribution resulted in the recapture of ordinary income attributable to intangible drilling and development costs under Section 1254 of the Code (IDC Recapture Income). Counsel for the Company expressed no opinion on this issue. The Company and IRS subsequently litigated the issue, and in 1989 the Tax Court rendered an opinion favorable to the Company. The Tax Court held that the Company's transfer of the Royalties to the Trust and its distribution of the Units to its stockholders did not constitute a disposition of "oil, gas, or geothermal property" within the meaning of Section 1254 of the Code. Consequently, the Company was not required to recognize IDC Recapture Income on the disposition of the Royalties. The opinion of the Tax Court has become final and nonappealable.

                               LL&E ROYALTY TRUST

                                  (UNAUDITED)

                               SEPTEMBER 30, 2001

     These financial statements are prepared on the basis that the Trust will be treated as a "grantor" trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2000, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the
Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of September 30, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

JPMorgan Chase Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 2001, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 2001 and 2000 and changes in Trust corpus for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
November 13, 2001

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2000, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,00 for South Pass 89, and $2,300,000 for the Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of September 30, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000,

90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2001 and 2000 (the 2001 and 2000 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 2001 and 2000, respectively and the periods October 2000 through June 2001 and October 1999 through June 2000 (the 2001 and 2000 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2001 and 2000 Third Quarters amounted to $2,775,617 ($.1462 per Unit) and $2,676,634 ($.1409 per Unit), respectively.
During these periods, the Trust received cash of $2,903,573 and $2,819,497 respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The monthly per Unit distributions for the 2001 and 2000 Third Quarters were as follows:

                                                               2001     2000
                                                              ------   ------
July........................................................  $.0504   $.0343
August......................................................   .0554    .0502
September...................................................   .0404    .0564
                                                              ------   ------
                                                              $.1462   $.1409
                                                              ======   ======

     Distributions to Unit holders for the First Nine Months of 2001 and 2000 amounted to $10,627,399 ($.5596 per Unit) and $7,673,232 ($.4040 per Unit),
respectively. During these periods, the Trust received cash of $11,050,271 and $8,095,994, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2001:

                               THIRD QUARTER 2001

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                            -----------   -------------   ----------   -----------
Revenues:
  Liquids.................................  $ 6,376,745    $   855,101    $  227,935   $ 7,459,781
  Natural gas.............................      280,590        621,926     1,003,227     1,905,743
                                            -----------    -----------    ----------   -----------
                                              6,657,335      1,477,027     1,231,162     9,365,524
Production costs and expenses(1)..........   (3,045,880)       (25,130)     (341,679)   (3,412,689)
Capital expenditures......................   (1,013,431)           (16)      (14,410)   (1,027,857)
                                            -----------    -----------    ----------   -----------
Net Proceeds..............................  $ 2,598,024    $ 1,451,881    $  875,073   $ 4,924,978
                                            ===========    ===========    ==========   ===========
Overriding Royalties paid to the Trust....  $ 1,299,012    $   725,941    $  787,565   $ 2,812,518
                                            ===========    ===========    ==========
Fee Lands Royalties.................................................................        91,055
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 2,903,573
                                                                                       ===========

                             FIRST NINE MONTHS 2001

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                            -----------   -------------   -----------   -----------
Revenues:
  Liquids.................................  $21,227,320    $ 3,248,041    $   705,991   $25,181,352
  Natural gas.............................    1,068,492      2,575,534      4,047,646     7,691,672
                                            -----------    -----------    -----------   -----------
                                             22,295,812      5,823,575      4,753,637    32,873,024
Production costs and expenses(1)..........   (8,770,131)       133,906       (803,189)   (9,439,414)
Capital expenditures......................   (3,536,410)           (16)      (468,788)   (4,005,214)
                                            -----------    -----------    -----------   -----------
Net Proceeds..............................  $ 9,989,271    $ 5,957,465    $ 3,481,660   $19,428,396
                                            ===========    ===========    ===========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $ 4,994,636    $ 2,978,733    $ 2,844,745   $10,818,114
                                            ===========    ===========    ===========
Fee Lands Royalties..................................................................       232,157
                                                                                        -----------
Royalties paid to the Trust..........................................................   $11,050,271
                                                                                        ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2001 Third Quarter and 2001 First Nine Months was $141,196 and $497,899, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

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

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2000:

                               THIRD QUARTER 2000

                                                                          OFFSHORE
                                            JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                           -----------   -------------   -----------   -----------
Revenues:
  Liquids................................  $ 7,383,248    $ 1,350,889    $   380,863   $ 9,115,000
  Natural gas............................      290,512        579,455      1,061,690     1,931,657
  Special Cost Escrow(1).................           --             --             --            --
                                           -----------    -----------    -----------   -----------
                                             7,673,760      1,930,344      1,442,553    11,046,657
Production costs and expenses(2).........   (2,771,010)        67,568       (217,104)   (2,920,546)
Capital expenditures.....................   (1,503,586)       153,827     (1,094,607)   (2,444,366)
                                           -----------    -----------    -----------   -----------
Net Proceeds.............................  $ 3,399,164    $ 2,151,739    $   130,842   $ 5,681,745
                                           ===========    ===========    ===========   ===========
Overriding Royalties paid to the
  Trust(3)...............................  $ 1,699,582    $ 1,075,870    $        --   $ 2,775,452
                                           ===========    ===========    ===========
Fee Lands Royalties.................................................................        44,045
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 2,819,497
                                                                                       ===========

                             FIRST NINE MONTHS 2000

                                                                         OFFSHORE
                                           JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                          -----------   -------------   -----------   ------------
Revenues:
  Liquids...............................  $21,135,624    $ 4,675,217    $ 1,301,430   $ 27,112,271
  Natural gas...........................      524,130      1,344,229      2,726,382      4,594,741
  Special Cost Escrow(1)................   (1,937,768)            --             --     (1,937,768)
                                          -----------    -----------    -----------   ------------
                                           19,721,986      6,019,446      4,027,812     29,769,244
Production costs and expenses(2)........   (8,820,283)      (370,934)      (901,227)   (10,092,444)
Capital expenditures....................   (2,885,840)      (182,658)    (1,709,033)    (4,777,531)
                                          -----------    -----------    -----------   ------------
Net Proceeds............................  $ 8,015,863    $ 5,465,854    $ 1,417,552   $ 14,899,269
                                          ===========    ===========    ===========   ============
Overriding Royalties paid to the
  Trust(3)..............................  $ 4,007,932    $ 2,721,553    $ 1,228,742   $  7,958,227
                                          ===========    ===========    ===========
Fee Lands Royalties................................................................        137,767
                                                                                      ------------
Royalties paid to the Trust........................................................   $  8,095,994
                                                                                      ============

---------------

(1) As more fully described in Note 5 to the Financial Statements, the Working Interest Owner informed the Trustee, that in accordance with its contractual rights, it would escrow funds from the Productive Properties to provide for the Trust's portion of estimated costs of dismantling platforms effective with the July 1999 royalty distribution. The cumulative escrow balance at September 30, 2000 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2000, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds effective with the April 2000 royalty distribution.

(2) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2000 Third Quarter and 2000 First Nine Months was $191,041 and $519,201, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(3) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 2000, excess production costs to be recovered from future revenues totaled approximately $17,137 for the Offshore Louisiana property.

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2001 and 2000.

                                      THIRD QUARTER                FIRST NINE MONTHS
                                --------------------------    ----------------------------
                                   2001           2000            2001            2000
                                -----------    -----------    ------------    ------------
Net Proceeds:
  Revenues....................  $ 9,365,524    $11,046,657    $ 32,873,024    $ 29,769,244(1)
  Production costs and
    expenses..................   (3,412,689)    (2,920,546)     (9,439,414)    (10,092,444)
  Capital expenditures........   (1,027,857)    (2,444,366)     (4,005,214)     (4,777,531)
                                -----------    -----------    ------------    ------------
  Net Proceeds................  $ 4,924,978    $ 5,681,745    $ 19,428,396    $ 14,899,269
                                ===========    ===========    ============    ============
Royalties paid to the Trust:
  Overriding Royalties........  $ 2,812,518    $ 2,775,452    $ 10,818,114    $  7,958,227
  Fee Lands Royalties.........       91,055         44,045         232,157         137,767
                                -----------    -----------    ------------    ------------
  Royalties paid to the
    Trust.....................  $ 2,903,573    $ 2,819,497    $ 11,050,271    $  8,095,994
                                ===========    ===========    ============    ============

---------------

(1) Liquids and Natural Gas Revenues for the 2000 Nine-Month Operating Period ($31,707,012) less Special Cost Escrow for the 2000 Nine-Month Operating Period ($1,937,768).

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 15.2% in the 2001 Three-Month Operating Period versus the comparable period in 2000 primarily due to lower production partially offset by higher natural gas prices. Revenues increased 10.4% (3.7% if Special Cost Escrow is not deducted from Revenues) in the 2001 Nine-Month Operating Period versus the comparable period in 2000, primarily due to higher commodity prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2001 Three-Month Operating Period attributable to the Productive Properties were $26.62 per barrel, $22.05 per barrel and $5.64 per thousand cubic feet ("mcf"), respectively. In the comparable 2000 period average crude oil, natural gas liquids and natural gas prices were $28.35 per barrel, $22.55 per barrel and $3.55 per mcf, respectively. In the 2001 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $28.44 per barrel, $25.37 per barrel and $6.86 per mcf, respectively. In the comparable 2000 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $26.14 per barrel, $22.16 per barrel and $2.89 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 16.9% in the 2001 Three-Month Operating Period versus the comparable period in 2000 primarily due to increased lease operating expense at each of the Productive Properties. Production costs and expenses decreased 6.5% in the 2001 Nine-Month Operating Period versus the comparable period in 2000 primarily due to credits received for third-party processing at South Pass 89.

     Capital expenditures decreased 58% and 16.2% in the 2001 Three-Month Operating Period and the 2001 Nine-Month Operating Period, respectively, versus the comparable periods in 2000 primarily due to lower costs associated with nitrogen purchases and tubing replacement projects at Jay Field. In addition, drilling costs at the Offshore Louisiana Property were lower as a result of drilling a new well (East Cameron 195 Field) in the prior year.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 69,263 barrels for the 2001 Three-Month Operating Period and 84,420 barrels for the 2000 Three-Month Operating Period. Imputed natural gas production was 174,387 mcf and 112,759 mcf for the respective periods.

     At September 30, 2001, the Fee Lands consisted of approximately 34,000 gross acres in south Louisiana, approximately 3,840 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: JPMORGAN CHASE BANK
                                                Trustee

                                            By:       /s/  PETE FOSTER
                                                         Pete Foster
                                               Senior Vice President and Trust
                                                            Officer

Date: November 13, 2001

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