Form 10-K405
period 2001-12-31
LL&E ROYALTY TRUST
filed 2002-03-27
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

               JPMORGAN CHASE BANK, TRUSTEE
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

     As of March 26, 2002, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $56,024,347.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
ITEM  1    -- Business......................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
          Duration and Termination of the Trust.............     5
     The Royalties..........................................     6
          Overriding Royalties..............................     6
          Fee Lands Royalties...............................     7
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     7
     The Units..............................................     9
          Distributions and Income Computations.............     9
          Transfer of Units.................................     9
          Periodic Reports..................................     9
          Possible Requirement That Units Be Divested.......    10
          Liability of Unit Holders.........................    10
          Voting by Unit Holders............................    11
          Certain State Law Considerations..................    11
     The Properties.........................................    12
          General...........................................    12
          Description of Productive Properties..............    12
          Description of the Fee Lands......................    13
     Oil and Gas Sales from the Productive Properties.......    14
          Oil Sales.........................................    14
          Gas and Liquids Sales.............................    14
     Exploration and Development Activities.................    15
          Productive Properties.............................    15
          Fee Lands.........................................    16
     Estimates of Petroleum Engineers.......................    16
          September 30, 2001 Estimates......................    16
          Certain Factors Affecting Estimates...............    17
     Industry Conditions and Regulation.....................    26
          Industry Conditions...............................    26
          Regulation........................................    26
     Tax Considerations to Owners of Units..................    26
          Federal Income Tax Considerations.................    26
          IDC Recapture Income to the Company on
          Distribution......................................    34
          Backup Withholding................................    35
          Information Return Filing Requirements............    35
          State Tax Considerations..........................    35
          Severance Taxes...................................    38
          Ad Valorem Taxes..................................    38
ITEM  2    -- Properties....................................    38
ITEM  3    -- Legal Proceedings.............................    38

                                                               PAGE
                                                              NUMBER
                                                              ------
ITEM  4    -- Submission of Matters to a Vote of Unit
              Holders.......................................    38

                          PART II
ITEM  5    -- Market for the Registrant's Units and Related
              Unit Holder Matters...........................    38
ITEM  6    -- Selected Financial Data.......................    39
ITEM  7    -- Management's Discussion and Analysis of
              Financial Condition and Results
              of Operation..................................    39
ITEM  7(a) -- Quantitative and Qualitative Disclosures about
              Market Risk...................................    41
ITEM  8    -- Financial Statements and Supplementary Data...    41
ITEM  9    -- Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure........    49

                          PART III
ITEM 10    -- Directors and Executive Officers of the
              Registrant....................................    49
ITEM 11    -- Executive Compensation........................    49
ITEM 12    -- Unit Ownership of Certain Beneficial Owners
              and Management................................    49
ITEM 13    -- Certain Relationships and Related
              Transactions..................................    49

                          PART IV
ITEM 14    -- Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...........................    50
SIGNATURE...................................................    51

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, JPMorgan Chase Bank, formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City,
Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. JPMorgan Chase Bank now serves as Trustee of the Trust. The Trustee's offices are located at 712 Main Street, Houston, Texas 77002, and its telephone number is (713) 216-5447. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

                        TERMS AND OPERATION OF THE TRUST

CREATION AND OPERATION OF THE TRUST

     Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See "Terms and Operation of the Trust -- The Partnership". The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. The Trustee of the Trust is JPMorgan Chase Bank.

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

     Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owner for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owner that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be JPMorgan Chase Bank, and will not be payable with respect to the Royalties until the matter is resolved. The Working Interest Owner may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owner by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owner to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. In addition, the Working Interest Owner has escrowed $3,000,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust. The Working Interest Owner's estimates of total Special Costs are $8,800,000 for Jay Field, $2,400,000 for South Pass 89 and $2,300,000 for Offshore Louisiana (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000 respectively). As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2001 reserve report included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field and South Pass 89 properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing additional funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation -- Results of Operations.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily
(a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to JPMorgan Chase Bank's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and
(f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total Special Costs are $8,800,000 for Jay Field, $2,400,000 for South Pass 89 and $2,300,000 for Offshore Louisiana (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Working Interest Owner has escrowed $4,543,402 for the Jay Field property, $2,600,000 for the South Pass 89 property and $3,000,000 for the Offshore Louisiana property. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 32,000 gross acres in south Louisiana, only approximately 3,849 of which were leased at December 31, 2001. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 2001 (applicable to production from July 2001 through September 2001) and (ii) the year ended December 31, 2001 (applicable to production from October 2000 through September 2001):

                        QUARTER ENDED DECEMBER 31, 2001

                                                            SOUTH       OFFSHORE
                                              JAY FIELD    PASS 89      LOUISIANA       TOTAL
                                             -----------   --------    -----------   -----------
Revenues:
  Liquids..................................  $ 5,752,234   $505,923    $   154,111   $ 6,412,268
  Natural gas..............................      186,877    317,078        496,832     1,000,787
                                             -----------   --------    -----------   -----------
                                             $ 5,939,111   $823,001    $   650,943   $ 7,413,055
Production costs and expenses(1)...........   (2,935,644)   (87,259)      (239,802)   (3,262,705)
Capital expenditures.......................   (1,336,666)    (5,104)    (1,208,588)   (2,550,358)
                                             -----------   --------    -----------   -----------
Net Proceeds...............................  $ 1,666,801   $730,638    $  (797,447)  $ 1,599,992
                                             ===========   ========    ===========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $   833,400   $365,319    $   164,119   $ 1,362,838
                                             ===========   ========    ===========
Fee Lands Royalties...............................................................       (23,121)
                                                                                     -----------
Royalties paid to the Trust.......................................................   $ 1,339,717
                                                                                     ===========

                          YEAR ENDED DECEMBER 31, 2001

                                                            SOUTH       OFFSHORE
                                            JAY FIELD      PASS 89      LOUISIANA       TOTAL
                                           ------------   ----------   -----------   ------------
Revenues:
  Liquids................................  $ 26,979,554   $3,753,964   $   860,102   $ 31,593,620
  Natural gas............................     1,255,369    2,892,612     4,544,478      8,692,459
                                           ------------   ----------   -----------   ------------
                                           $ 28,234,923   $6,646,576   $ 5,404,580   $ 40,286,079
Production costs and expenses(1).........   (11,705,775)      46,647    (1,042,991)   (12,702,119)
Capital expenditures.....................    (4,873,076)      (5,120)   (1,677,376)    (6,555,572)
                                           ------------   ----------   -----------   ------------
Net Proceeds.............................  $ 11,656,072   $6,688,103   $ 2,684,213   $ 21,028,388
                                           ============   ==========   ===========   ============
Overriding Royalties paid to the
  Trust(2)...............................  $  5,828,036   $3,344,052   $ 3,008,864   $ 12,180,952
                                           ============   ==========   ===========
Fee Lands Royalties...............................................................        209,036
                                                                                     ------------
Royalties paid to the Trust.......................................................   $ 12,389,988
                                                                                     ============

---------------

(1) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2001 was approximately $125,981 and $623,880, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The 2001 royalty income for the Offshore Louisiana property has been reduced by $320,832 of excess production costs arising in 2000. The Offshore Louisiana property has $979,800 of excess production costs as of December 31, 2001.

                                   THE UNITS

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Distributions of available revenues to Unit holders are made monthly. Each payment is made with respect to the preceding Monthly Period of the Trust. The Trustee determines for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period is payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and is distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the "Monthly Payment Date"). Under the terms of the Trust Agreement, the Trustee is prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may hold substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and JPMorgan Chase Bank has the use of these balances during such periods.

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 2001. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

TRANSFER OF UNITS

     Units are transferable on the records of JPMorgan Chase Bank, as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by JPMorgan Chase Bank, Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See "Tax Considerations to Owners of Units -- Federal Income Tax Considerations -- Tax Consequences of Owning Units -- Sale of Units" for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the certificates.

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 2001, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2001.

                                                                       PRODUCTIVE WELLS(1)
        PRODUCTIVE                                               --------------------------------
     PROPERTY AND YEAR                            ACRES               OIL               GAS
         IN WHICH                           -----------------    --------------    --------------
   PRODUCTION COMMENCED       LOCATION       GROSS      NET      GROSS     NET     GROSS     NET
   --------------------       --------      -------    ------    -----    -----    -----    -----
Jay Field (1970)(2)........  Onshore        184,472(3) 62,150(3)   96     46.43      1        .49
                             Alabama
                             and Florida
South Pass 89 (1982).......  Offshore         5,000     1,250      14      1.83      2        .25
                             Louisiana
Offshore Louisiana
(1968)(4)..................  Offshore        22,500     4,708      12(5)   3.08     30(5)    10.5
                             Louisiana
                                            -------    ------     ---     -----     --      -----
                                            211,972    68,108     122     51.34     33      11.24
                                            =======    ======     ===     =====     ==      =====

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

(3) Gross acres reflect aggregate porosity acre-feet in producing formations in the Jay Field, and net acres reflect the Working Interest Owner's ownership interest in the producing formations as determined volumetrically for purposes of the unit agreement relating to the Jay Field.

(4) Includes five federal leases or federal units (as applicable) with designations, initial production dates and percentage ownership of the Working Interest Owner as follows:

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

     Eugene Island 261 ownership excludes a 13.33% working interest owned by the Company that is not burdened by the Overriding Royalties. Vermilion 331, South Addition ownership excludes a 12.5% working interest owned by a subsidiary of the Company that is not burdened by the Overriding Royalties. During the Fourth Quarter of 2001, the Working Interest Owner assigned its ownership in any future wells at East Cameron 336 to other owners, but retained its interest in existing wells on the property.

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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 32,000 gross acres, approximately 3,849 acres of which were under lease as of December 31, 2001.

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

GAS AND LIQUIDS SALES

     Natural gas from the Productive Properties is sold to an affiliate, which transports the offshore Louisiana gas onshore, and sells that gas and the Jay Field gas to unaffiliated third parties at market prices under contracts typical of those prevailing in the industry.

     The Working Interest Owner generally retained the right to revenue from liquids contained in the gas sold offshore Louisiana. Depending upon the prices prevailing from time to time for natural gas relative to those for gas liquids, all or a portion of such gas is processed at plants located onshore Louisiana to remove the liquids. Both these liquids and the liquids available at the tailgate of the Jay Field processing plant are sold by an affiliate to unaffiliated third parties, some of which is transported by the affiliate prior to the sale. Propane and virtually all of the other liquids are sold by the affiliate at published "spot" prices. Natural gas is settled by the Operator on a percent of proceeds basis.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 1999, 2000 and 2001:

                                                                         NET WELLS
                                                               -----------------------------
                                                                 OIL         GAS        DRY
1999                                                           --------    --------    -----
     Exploratory............................................      --          --          --
     Development............................................      --          --          --

        2000
     Exploratory............................................      --        .333          --
     Development............................................      --          --          --

        2001
     Exploratory............................................      --          --          --
     Development............................................      --         .25          --

     At December 31, 2001, one well was in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 2001:

  Jay Field

     Capital expenditures totaled approximately $4.9 million in 2001, primarily for nitrogen injection and the MDL 37-5 well which was being drilled at year end.

  South Pass 89

     Capital expenditures of approximately $5,000 were incurred in 2001.

  Offshore Louisiana

     Capital expenditures of approximately $1.7 million were incurred in 2001, primarily for the drilling of one gas well. During the third quarter of 2001 drilling commenced on the South Marsh Island 76 B-14 well. This well was completed as a gas well in the third quarter.

FEE LANDS

     Approximately 3,849 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 2001. There were no wells drilled on the Fee Lands in 2001.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 2001 ESTIMATES

     Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2001 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2001. A copy of Miller and Lents' letter, dated March 1, 2002 setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2001; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 2001 were approximately $98.1 million, and the present value of such future net revenues was approximately $48.8 million. (The estimates as of September 30, 2000, were $238 million and $121.3 million, respectively, before giving effect to approximately $11.9 million in distributions during 2001.)

     The estimates of future net revenues as of September 30, 2001 reflect a 55.1% decrease in future net revenues, and a 52.6% decrease in the present value of future net revenues from those estimated as of September 30, 2000, after adjusting those 2000 estimates for the estimated distributions related to the twelve months of production ended September 30, 2001. The decreases resulted primarily from lower prices as compared with September 30, 2000. In general, natural gas prices, crude oil and gas condensate prices have decreased in late 2001. The decrease in 2001 estimated future net revenues attributable to the Trust from the 2000 estimates (after adjusting the estimates for the estimated 2001 distributions) was primarily attributable to Jay Field, South Pass 89 and Offshore Louisiana, where those estimates decreased by approximately $97.4 million, $15.9 million and $7.1 million, respectively.

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

     As indicated above, estimates of future net revenues attributable to the Trust are based in part on estimates of quantities of proved oil and gas reserves to be produced in the future. It should be emphasized that there can be no assurance that the quantities of oil and gas classified as proved reserves will ultimately be recovered. Because estimating proved reserves is not an exact science, the potential for significant revisions, either upward or downward, in estimates of proved reserves is high. Such revisions have occurred in the past with respect to the Productive Properties and, with respect to certain Productive Properties, have been material in relation to the reserves assigned to such Productive Properties. Reserve estimates are based on many judgmental factors, and the accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data as well as the skill and judgment of the petroleum engineer in interpreting such data. The process of estimating reserves involves continual revisions of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. When a new reservoir is discovered, proved reserves are determined primarily by volumetric analysis, using limited reservoir data (porosity, net pay thickness, water saturation, permeability and estimated extent of the productive area) indicated by the discovery well to estimate reserves over an underground area that may cover many acres. As a well is produced and the reservoir pressure declines, production volumes (hydrocarbons and water) and other factors are generally monitored and recorded so that the proved reserves can be periodically reestimated following sufficient intervals of production history. In addition, the drilling of development wells can provide additional reservoir data, including information regarding the areal extent of the reservoir. As reservoir history is accumulated, the historical information is incorporated into volumetric calculations or extrapolated production performance plots to refine the reserve estimate. Consequently, the accuracy of the reserve estimate generally improves with additional production history.

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

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2001, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $12.0 million for the period from October 1, 2001 through October 1, 2004. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

     In making its estimates, Miller and Lents used price and cost assumptions as described in the Miller and Lents letter. These assumptions are assumptions only, and there can be no assurance that actual prices and costs in the future will not be materially different from those assumed. Prices of oil and gas and related costs have varied dramatically in recent years and are impossible to predict with certainty. As a result, and because of other inherent uncertainties in estimating oil and gas reserves and in forecasting production levels, prices and costs, neither the Trustee nor Miller and Lents nor the Working Interest Owner can predict what actual revenues to the Trust will be in the future. See "Industry Conditions and Regulation".

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trust is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves attributable to the Trust. The Miller and Lents letter includes such estimates, prepared on the basis described therein. The quantities imputed to the Trust are calculated by multiplying Miller and Lents' estimated net reserves of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of Miller and Lents' estimated future net revenues to the Trust to Miller and Lents' estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust.

     One material revision did adversely affect the estimates of the oil and gas reserves for the Properties. At South Pass 89, the proved reserves associated with the C-11 undeveloped location were re-evaluated as part of Miller and Lents' year-end review of the Trust properties. The reservoir simulation data available on the objective U-1 reservoir along with the production data from the recently completed offset C-8 well were re-evaluated to estimate the remaining proved undeveloped potential. The analysis resulted in a reduction in U-1 reservoir potential at the C-11 location of approximately 2.8 billion cubic feet of natural gas net to the Trust's imputed gas reserves. This change accounts for a portion of the "Revisions of Estimates" shown in the table on page 46 of the 10-K filing.

                      [MILLER AND LENTS, LTD. LETTERHEAD]

                                 March 1, 2002

JPMorgan Chase Bank, Trustee
LL&E Royalty Trust
600 Travis, 11th Floor
Houston, Texas 77002

Re: LL&E Royalty Trust
    Re: LL&E Royalty Trust
    As of September 30, 2001
    00-97-5013

Gentlemen:

     In response to your request, we estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by Burlington Resources Inc. (the "Company") in certain properties associated with the LL&E Royalty Trust (the "Trust") interest.

     The estimated proved imputed reserves and future net revenues, discounted at 10 percent per annum, net to the interests owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2001, are as follows:


                                                 NET PROVED IMPUTED RESERVES AND
                                                           REVENUES(1)
                                            ------------------------------------------
                                                CRUDE OIL,                                 NET REVENUES
                                              CONDENSATE, AND     NATURAL   FUTURE NET   DISCOUNTED AT 10%
                                            NATURAL GAS LIQUIDS    GAS,     REVENUES,        PER YEAR
RESERVE CATEGORY                                   MBBLS           MMCF         M$              M$
----------------                            -------------------   -------   ----------   -----------------
Proved Developed                                   3,801           6,958      97,970           48,707
Proved Undeveloped                                     1              32         114               90
                                                   -----          ------     -------          -------
  Total Proved                                     3,802           6,990      98,084           48,797
                                                   =====          ======     =======          =======



(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of Form 10-K.

     The above figures are based on estimates from the Trust economic model that is attached to this report.

                             MILLER AND LENTS, LTD.

JPMorgan Chase Bank, Trustee                                       March 1, 2002
LL&E Royalty Trust                                                        Page 2

     The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida, and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) royalty interests (the "Royalties") in certain productive oil and gas properties located on the Company's south Louisiana fee lands (the "Fee Lands") acreage. We estimated the imputed reserves using the formulas and criteria specified by the Company, as described in following paragraphs, and estimated the future net revenues to the Trust in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

     Gas volumes for each property are stated at the pressure and temperature bases appropriate for the sales contract or state regulatory authority; therefore, some of the aggregated totals may be stated at a mixed pressure base.

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:


                                                    ESTIMATED NET REVENUES TO THE TRUST(1)
                                                    --------------------------------------
                                                    FROM PROVED   FROM PROVED   FROM TOTAL
                                                     DEVELOPED    UNDEVELOPED     PROVED
FOR PRODUCTION DURING THE                            RESERVES,     RESERVES,    RESERVES,
12 MONTHS ENDED SEPTEMBER 30                            M$            M$            M$
----------------------------                        -----------   -----------   ----------
2002                                                    6,296            0         6,296
2003                                                    8,165            0         8,165
2004                                                    7,246          114         7,360
2005                                                    6,634           --         6,634
2006                                                    4,502           --         4,502
2007                                                    5,620           --         5,620
Remainder                                              59,507           --        59,507
                                                      -------       ------       -------
          Total                                        97,970          114        98,084
                                                      =======       ======       =======


(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of Form 10-K.

     The estimated future net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when the oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of oil and gas from the productive properties and the Fee Lands are recorded as revenues by the Company. Therefore, the estimated future net revenues to the Trust from proved reserves for a 12-month period beginning October 1 correspond to estimated distributions to the Trust during the following calendar year. The amounts in the table above reflect those estimates of the disbursements to the Trust.

                             MILLER AND LENTS, LTD.

JPMorgan Chase Bank, Trustee                                       March 1, 2002
LL&E Royalty Trust                                                        Page 3

     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

                                                                                 LAST YEAR OF
                                                              ESTIMATED FUTURE    ESTIMATED
                                                              NET REVENUES TO      ECONOMIC
                                                                 THE TRUST,        LIFE OF
                          PROPERTY                                 M$(1)           RESERVES
------------------------------------------------------------  ----------------   ------------
Jay Field                                                          90,516                2028
South Pass 89                                                       2,877                2008
Offshore Louisiana                                                  4,525                2010
Fee Lands                                                             166                2015
                                                                   ------
          Total                                                    98,084
                                                                   ------


(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of Form 10-K.

     For the purposes of computing the future net revenues to the Trust, the Working Interest Properties have been combined geographically into three groups of leases designated as the "Jay Field", "South Pass 89", and "Offshore Louisiana". The "Fort Worth Basin" group was sold prior to September 30, 1997 and is not included in this report. The Company has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:


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

     The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Company in production, development, and other operations on the Working Interest

                             MILLER AND LENTS, LTD.

JPMorgan Chase Bank, Trustee                                       March 1, 2002
LL&E Royalty Trust                                                        Page 4

Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs to the Company's working interest are $2.4 million for South Pass 89, $8.8 million for the Jay Field, and $2.3 million for the Offshore Louisiana properties. As of September 30, 2001, the South Pass 89 and the Offshore Louisiana properties' estimated abandonment costs were fully escrowed. The Jay Field escrow balance is $4.6 million, leaving $4.2 million attributable to the Company's working interest to be escrowed.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. As of September 30, 2001, Excess Production Costs to the Company's working interest were zero for Jay Field, South Pass 89, and the Fee Lands properties. Excess Production Costs for the Offshore Louisiana properties were $0.980 million as of September 30, 2001. The majority of this Excess Production Cost relates to the drilling and completion of the B- 14 development well at South Marsh Island 76.

     The estimated future net revenues have been determined, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as represented by the Company to be in effect as of September 30, 2001, to the estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of current economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties.

     The reserve estimates and production rate projections used to forecast future net revenues and imputed reserves attributable to the Trust are based on detailed geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historical performance trends. Reserves for the remaining properties were estimated by volumetric calculations or by analogy to similar properties. Estimated reserves for the Jay Field property are based on analysis of comprehensive engineering studies utilizing historical performance trends and reservoir simulation computer model studies.

     Net reserves, as used herein, are reserves net to the Company or imputed to the Trust after taking into account existing third party interests and landowners' royalties. Portions of the properties are pooled or unitized, and the reserve estimates herein are based on existing pooling and unitization arrangements.

JPMorgan Chase Bank, Trustee                                       March 1, 2002
LL&E Royalty Trust                                                        Page 5

     The imputed estimated proved reserves attributable to the Trust were calculated for each of the three groups of Working Interest Properties and the Fee Lands by multiplying the respective net proved reserves of the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company prior to consideration of the Trust, as follows:

                                    Estimated future
                                  net revenues to the
Imputed proved reserves                  Trust                  Estimated net proved
to the trust (expressed     =   ---------------------------   x reserves of the Company
in barrel or Mcf)                   Estimated future            (barrels or Mcf)
                                     gross revenues
                                   to the Company(2)

(2) Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

     As the imputed estimated proved reserves of the Trust are calculated using estimated future net revenues, changes in the assumption on which the revenue estimates are based would result in changes in the Trust's imputed estimated proved reserves.

     The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect our informed judgments based on accepted standards of professional investigation but are subject to those generally recognized uncertainties associated with the interpretation of geological, geophysical, and engineering information. Government policies and market conditions different from those employed in this study may cause the total quantity of oil or gas to be recovered, actual production rates, prices received, or operating and capital costs to vary from those presented in this report. Minor precision inconsistencies in subtotals or totals may arise in the report due to the truncation or rounding of aggregated values.

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

     Miller and Lents, Ltd. is an independent oil and gas consulting firm. No director, officer, or key employee of Miller and Lents, Ltd. has any financial ownership in Burlington Resources Inc., the LL&E Royalty Trust, or any affiliate. Our compensation for the required investigations and preparation of this report is not contingent on the results obtained and reported, and we have not performed other work that would affect our objectivity. Preparation of this report was supervised by an officer of the firm who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than ten years of relevant experience in the estimation, assessment, and evaluation of oil and gas reserves.

                             MILLER AND LENTS, LTD.

JPMorgan Chase Bank, Trustee                                       March 1, 2002
LL&E Royalty Trust                                                        Page 6

     Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

                                          VERY TRULY YOURS,

                                          MILLER AND LENTS, LTD.

                                          BY    /s/ CHRISTOPHER A. BUTTA
                                            ------------------------------------
                                            CHRISTOPHER A. BUTTA
                                            SENIOR VICE PRESIDENT
                                            [SEAL]

CAB/PSH

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

     Classification of Trust Income. A taxpayer is limited in his ability to deduct losses from passive activities against other types of income. As a fixed investment grantor trust, the Trust is prohibited from engaging in any business or other investment activity, and it cannot engage in an activity which could be considered a trade or business activity for passive activity purposes. Temporary regulations indicate that taxpayers may not treat income from mineral royalties (other than royalties derived from a trade or business) as earned in the ordinary course of a trade or business. Therefore, royalty income (such as that generated by the Trust) which is not attributable to a trade or business is characterized as "portfolio income" rather than passive activity income under these rules.

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

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is determined by multiplying this amount by 26% for the first $175,000, and 28% of the excess over $175,000. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. For tax years beginning in 2001-2004, the noncorporate taxpayer's exemption amount is $49,000 in the case of joint returns or surviving spouses, $35,750 in the case of unmarried individuals who are not surviving spouses, $24,500 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly, the exemption amounts are reduced by 25% of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

     A withholding tax is imposed on partnerships in an amount equal to the United States tax on effectively connected taxable income which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject, which is currently 39.1% for individuals and 35% for corporations. A foreign partner's share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of (i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership's tax year for which the tax is paid. Future regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

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

     The treasury regulations provide that a partner selling a portion of its interest in a publicly traded partnership may use its actual holding period in the sold interest if, (i) the ownership interest is divided into identifiable units with ascertainable holding periods, (ii) the selling partner can identify the portion of its partnership interest transferred, and (iii) the selling partner makes the required election.

     A Unit holder whose Units are loaned to a "short seller" to cover a short sell of Units may be considered as having disposed of those Units. If so, the Unit holder would no longer be a partner in the Partnership and would likely recognize gain or loss from the disposition. As a result the Partnership's items of income and loss would not be recognized by the Unit holder, and any cash distributions to the Unit holder would constitute ordinary income. The IRS has announced that it is studying tax issues relating to the tax treatment of short sales of partnership interests.

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 2001 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but accords a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after 12/31/99 and ending before 01/01/02, 50% of excess itemized deductions (defined as the amount by which federal itemized deductions exceed the federal standard deduction designated for the individual's filing status) may be deducted from Louisiana taxable income. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

     Florida also imposes an intangibles tax on individuals, corporations, partnerships, and fiduciary filers. The intangible base includes notes receivable, investments, and accounts receivable (less a reasonable allowance for uncollectible accounts). For individual tax returns due for the 2002 filing season, the first $20,000 of the taxable intangible base is exempt. The exemption is $40,000 for married filing jointly. The rate for individuals, corporations, partnerships, and fiduciary filers is .001. The rate is applied to the intangible base to determine the intangible tax liability.

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

     Alabama also imposes an income tax on all corporations and other entities treated as corporations if they earn or receive income derived from or attributable to sources within Alabama. Both resident and nonresident corporations receiving income from the Royalties are required to file an Alabama corporate return. Such income may be characterized as either business or nonbusiness income depending on the taxpayer's circumstances. Business income is apportioned to the state based on the corporation's apportionment factor. However, if income from the Royalties represents nonbusiness income, such income would be allocated, net of related expenses. The income tax rate for corporations is 6.5 percent.

     Beginning in 2001, both individual Unit holders and corporate Unit holders are allowed a depletion deduction based on the greater of the amount of depletion deducted on their federal tax returns or an amount equal to 12% of gross income from each property (however such amount shall not exceed 50% of the Unit holders net income).

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

     The new Privilege Tax is imposed on the net worth of domestic and foreign corporations, limited liability entities, and disregarded entities. For the Privilege Tax, net worth is the sum of the corporation's outstanding capital stock and any additional paid-in-capital, (but without reduction for treasury stock), and retained earnings. The portion of the net worth subject to the privilege tax is determined by applying the corporation's

Alabama income tax apportionment factor to the net worth base. The rate is determined by the entity's federal taxable income in Alabama. The rate ranges from $.25 to $1.75 for each $1,000 of net worth in Alabama. Minimum tax is $100 and maximum tax is $15,000 for all years after 2000.

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

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5% of the market value of oil. The gas tax is subject to an annual rate adjustment each July 1, but to not less than $.07 per mcf. Florida generally imposes a severance or production tax of 8% of the actual value of oil production and a tax on gas. The gas tax rate is the gas base rate of $.171 per mcf times the gas base rate adjustment. Beginning July 1, 1987, the gas base rate adjustment is determined by the Florida Department of Revenue (FDR) annually on July 1. Alabama generally imposes a privilege tax on gas production or severance at the rate of 8% and a conservation tax of 2% of the actual value of oil and gas production (the 2% rate is reduced to 1% for certain wells for which the initial permits were obtained between July 1, 1996 and July 1, 2002).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2001 and 2000.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2001 and 2000

(applicable to production for October 2000 through September 2001 and October 1999 through September 2000) are also included in the table below.

                                            2001 QUARTER ENDED                          2000 QUARTER ENDED
                                 -----------------------------------------   -----------------------------------------
                                 MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                 --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High sales price.............  $  4.90    $   4.95   $   4.25   $   3.46   $  3.00    $  3.875   $  4.188   $  4.125
  Low sales price..............     3.50        3.30       3.00       2.01     1.438       2.563      2.688      3.125
Distributions per Unit.........  $0.2117    $ 0.2017   $ 0.1462   $ 0.0653   $0.0881    $ 0.1750   $ 0.1409   $ 0.1907

     The total number of Unit holders of record as of March 14, 2002 was 5,167.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                        YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      2001          2000          1999         1998          1997
                                   -----------   -----------   ----------   -----------   -----------
Revenues.........................  $12,389,988   $11,827,229   $2,301,156   $ 9,886,679   $13,281,125
Cash earnings....................   11,860,132    11,318,002    1,754,106     9,360,223    12,729,412
Cash distributions to Unit
  holders........................   11,867,057    11,294,643    1,756,268     9,361,986    12,724,229
Cash distributions per Unit......  $    0.6249   $    0.5947   $  0.09250   $   0.49300   $   0.67000

                                                           AS OF DECEMBER 31,
                                   ------------------------------------------------------------------
                                      2001          2000          1999         1998          1997
                                   -----------   -----------   ----------   -----------   -----------
Trust Corpus.....................  $ 2,148,235   $ 2,382,160   $2,506,801   $ 2,584,963   $ 3,747,726

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2001, 2000 and 1999 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 2001, 2000 and 1999, respectively.

     Distributions to Unit holders for 2001, 2000 and 1999 amounted to $11,867,057 ($0.6249 per Unit), $11,294,643 ($0.5947 per Unit), and $1,756,268
($0.09250 per Unit), respectively. During these years, the Trust received cash of $12,389,988, $11,827,229, and $2,301,156, respectively, from the Working
Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    2001             2000             1999
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 40,286,079     $ 42,325,896(1)  $ 21,628,753(2)
  Production costs and expenses...............   (12,702,119)     (14,014,748)     (11,764,861)
  Capital expenditures........................    (6,555,572)      (6,693,287)      (4,895,924)
                                                ------------     ------------     ------------
          Net Proceeds........................  $ 21,028,388     $ 21,617,861     $  4,967,968
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $ 12,180,952     $ 11,654,234     $  2,170,616
  Fee Lands Royalties.........................       209,036          172,995          130,540
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $ 12,389,988     $ 11,827,229     $  2,301,156
                                                ============     ============     ============

---------------
(1) Liquids and Natural Gas Revenues for the year ended December 31, 2000 ($44,263,664) less Special Costs Escrow ($1,937,768)

(2) Liquids and Natural Gas Revenues for the year ended December 31, 1999 ($27,551,565) less Special Costs Escrow ($5,922,812)

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately $2 million or 5 percent during the 2001 operating period compared to the same operating period in 2000. Revenues decreased approximately $10 million due to lower production volumes primarily resulting from natural declines partially offset by $6 million primarily due to higher natural gas prices. Approximately $2 million due to lower Special Costs related to funds escrowed in connection with estimated future dismantlement costs. Revenues increased approximately $21 million or 96 percent during the 2000 operating period compared to the same period in 1999. Revenues in 2000 increased approximately $22 million due to higher natural gas prices and approximately $4 million due to lower Special Costs partially offset by approximately $5 million primarily due to lower production volumes.

     Average natural gas prices received in 2001 increased to $5.63 per thousand cubic feet ("mcf") from $3.32 per mcf in 2000. Average crude oil prices increased to $27.78 per barrel in 2001 from $27.25 per barrel in 2000 while natural gas liquids prices increased to $23.62 per barrel in 2001 from $23.40 in 2000. Average crude oil prices increased to $27.25 per barrel in 2000 from $14.72 per barrel in 1999 and natural gas liquids prices increased to $23.40 per barrel in 2000 from $11.84 in 1999. Average natural gas prices increased in 2000 to $3.32 per mcf from $2.22 per mcf in 1999.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately $1 million or 9 percent during the 2001 operating period compared to the same operating period in 2000. The decrease in the 2001 operating period was primarily due to lower lease operating expenses relating to expense workovers at Jay Field. Production costs and expenses increased approximately $2 million or 19 percent during the 2000 operating period compared to the same period in 1999. The increase in 2000 was primarily due to higher lease operating expenses incurred relating to expense workovers at Jay Field.

     Capital expenditures decreased approximately $.1 million or 2 percent in the 2001 operating period compared to 2000 and increased approximately $2 million or 37 percent in the 2000 operating period compared to 1999. The increase in 2000 capital expenditures resulted from increased drilling activities at the Productive Properties.

     The Trust's Fee Lands Royalties increased 21 percent in the 2001 operating period compared to an increase of 33 percent in the 2000 operating period. The amount of Fee Lands leased as of December 31, 2001 was approximately 3,849 acres compared to 3,931 acres leased at December 31, 2000.

     The Trustee has been informed by the Working Interest Owner that the Working Interest Owner has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owner with the Minerals Management Service, thereby violating the civil False Claims Act.

     If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owner to reimbursements for past periods attributable to properties covered by the Trust's interest, which could decrease future royalty payments to the Trust. The Working Interest Owner has informed the Trustee that at this time, the Working Interest Owner is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust's interest.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Royalty revenues......................................  $12,389,988   $11,827,229   $ 2,301,156
Trust administrative expenses.........................     (529,856)     (509,227)     (547,050)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $11,860,132   $11,318,002   $ 1,754,106
Changes in undistributed cash.........................        6,925       (23,359)        2,162
                                                        -----------   -----------   -----------
Cash distributions....................................  $11,867,057   $11,294,643   $ 1,756,268
                                                        ===========   ===========   ===========
Cash distributions per Unit...........................  $    0.6249   $    0.5947   $   0.09250
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     34,235    $     41,160
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (74,168,000)    (73,941,000)
                                                              ------------    ------------
     Total assets...........................................  $  2,148,235    $  2,382,160
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,148,235    $  2,382,160
Contingencies (notes 4, 5 and 6)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  2,148,235    $  2,382,160
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001            2000           1999
                                                   ------------    ------------    -----------
Trust corpus, beginning of period (note 3).......  $  2,382,160    $  2,506,801    $ 2,584,963
Cash earnings....................................    11,860,132      11,318,002      1,754,106
Cash distributions...............................   (11,867,057)    (11,294,643)    (1,756,268)
Amortization of royalty interests (note 3).......      (227,000)       (148,000)       (76,000)
                                                   ------------    ------------    -----------
Trust corpus, end of period......................  $  2,148,235    $  2,382,160    $ 2,506,801
                                                   ============    ============    ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

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

     The Trust is passive, with JPMorgan Chase Bank as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE SYMBOL -- LRT).

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2001, the Fee Lands consisted of approximately 32,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $208 thousand in 2001, reduced by $50 thousand in 2000 and reduced by $300 thousand in 1999 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2001 is not indicative of the fair market value of the interests held by the Trust.

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

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the
Offshore Louisiana property (down from previous estimates of $9,600,000, $2,600,000 and $3,000,000, respectively). The Trust's interests in these properties are equivalent to 50% of the Net Proceeds from Jay Field and South Pass 89 properties and 90% of the Net Proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of December 31, 2001 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2001 reserve report included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field and South Pass 89 properties.

                               LL&E ROYALTY TRUST

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 2001, 2000 and 1999. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2001, 2000 and 1999.

     Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1998 to September 30, 1999, 2000 and 2001 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                               2001       2000        1999
                                                             --------   ---------   --------
Future net revenues........................................  $ 98,084   $ 238,030   $121,652
10% annual discount for estimated timing of net
  revenues.................................................   (49,287)   (116,761)   (65,307)
                                                             --------   ---------   --------
Present value of future net revenues.......................  $ 48,797   $ 121,269   $ 56,345
                                                             ========   =========   ========

                               LL&E ROYALTY TRUST

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                            IMPUTED            PRESENT VALUE
                                                        PROVED RESERVES          OF FUTURE
                                                      -------------------      NET REVENUES
                                                      LIQUIDS       GAS         (THOUSANDS
                                                      (MBBL)       (MMCF)       OF DOLLARS)
                                                      -------      ------      -------------
Estimated at September 30, 1998.....................     428       4,031         $  7,452
     Production.....................................    (123)       (227)          (2,301)
     Revisions of estimates(1)......................   3,692       8,122           50,449
     Accretion of discount..........................     n/a         n/a              745
                                                      ------       ------        --------
Estimated at September 30, 1999.....................   3,997       11,926        $ 56,345
     Production.....................................    (183)       (589)         (13,056)
     Revisions of estimates(1)......................   1,763       3,068           72,345
     Accretion of discount..........................     n/a         n/a            5,635
                                                      ------       ------        --------
Estimated at September 30, 2000.....................   5,577       14,405        $121,269
     Production.....................................    (310)      (1,135)        (12,390)
     Revisions of estimates(1)......................  (1,465)      (6,280)        (72,209)
     Accretion of discount..........................     n/a         n/a           12,127
                                                      ------       ------        --------
Estimated at September 30, 2001.....................   3,802       6,990         $ 48,797
                                                      ======       ======        ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 2001 was based on actual volume weighted prices represented as being in effect as of September 30, 2001, for natural gas of $2.16 per thousand cubic feet (including the contribution from Natural Gas Liquids at Jay Field) and on crude and condensate volume weighted prices of $24.31 per barrel.

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

                               LL&E ROYALTY TRUST

                          INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank, Trustee
and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 2001 and 2000, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2001 and 2000, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2001, on the basis of accounting described in Note 3.

                                            KPMG LLP

Dallas, Texas
March 8, 2002

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission and on certain representations made to the Trustee, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 10, 2002.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. JPMorgan Chase Bank as Trustee of the Trust, owns no Units. JPMorgan Chase Bank in its individual capacity (the "Bank") also owns no Units. As of March 14, 2002, the Trust Department of the Bank held 0 Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

     (c) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JPMorgan Chase Bank and the Company and its subsidiaries have a number of banking and trust relationships.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 2001, 2000 and 1999..........................    41

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 2001 and 2000......................    42

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 2001, 2000 and 1999..........................    42

        Notes to Financial Statements...............................    43

        Independent Auditors' Report................................    48

     (b) REPORTS ON FORM 8-K

     None

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.

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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  JPMORGAN CHASE BANK, Trustee

Date:  March 27, 2002
                                               By:    /s/ PETE FOSTER
                                               ---------------------------------
                                                          Pete Foster
                                                Senior Vice President and Trust
                                                              Officer

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