Form 10-Q
period 2002-03-31
LL&E ROYALTY TRUST
filed 2002-05-14
CIK 721765

                                                              ------------------
                                                                 FIRST CLASS
                                                                  US POSTAGE
                                                                     PAID
                                                                 Permit No. 1
                                                                Houston, Texas
      LL&E ROYALTY TRUST                                      ------------------
      P.O. BOX 4717
      HOUSTON, TEXAS 77210-4717


                                             LL&E ROYALTY
                                             TRUST

                                             2002
                                             FIRST QUARTER REPORT TO
                                             UNIT HOLDERS

                                             QUARTER ENDED MARCH 31, 2002

                                             JPMORGAN CHASE BANK FORMERLY KNOWN
                                             AS
                                             THE CHASE MANHATTAN BANK, AS
                                             TRUSTEE FOR LL&E ROYALTY TRUST, HAS
                                             ESTABLISHED THE FOLLOWING TOLL FREE
                                             INFORMATION LINE FOR UNIT HOLDER
                                             INQUIRIES:

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

For the quarterly period ended March 31, 2002.

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

     At May 14, 2002, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Accountants' Review Report.................    9
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   15
Signature...................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001. The cash earnings and distributions for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year 2002.

     The March 31, 2002 and 2001 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
Royalty revenues............................................  $   900,619    $ 4,159,672
Trust administrative expenses...............................     (146,484)      (161,175)
                                                              -----------    -----------
Cash earnings...............................................      754,135      3,998,497
Changes in undistributed cash...............................       12,960         22,019
                                                              -----------    -----------
Cash distributions..........................................  $   767,095    $ 4,020,516
                                                              ===========    ===========
Cash distributions per Unit.................................  $     .0404    $     .2117
                                                              ===========    ===========
Units outstanding...........................................   18,991,304     18,991,304
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2002            2001
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     21,275    $     34,235
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (74,204,000)    (74,168,000)
                                                              ------------    ------------
          Total assets......................................  $  2,099,275    $  2,148,235
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,099,275    $  2,148,235
Contingencies (note 6)......................................
                                                              ------------    ------------
          Total liabilities and Trust Corpus................  $  2,099,275    $  2,148,235
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2002          2001
                                                              ----------    -----------
Trust Corpus, beginning of period (note 3)..................  $2,148,235    $ 2,382,160
Cash earnings...............................................     754,135      3,998,497
Cash distributions..........................................    (767,095)    (4,020,516)
Amortization of royalty interest (note 3)...................     (36,000)       (39,000)
                                                              ----------    -----------
Trust Corpus, end of period.................................  $2,099,275    $ 2,321,141
                                                              ==========    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with JPMorgan Chase Bank (the Trustee) formerly known as The Chase Manhattan Bank successor by merger to Chase Bank of Texas National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).

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

                                 MARCH 31, 2002

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2002, the Fee Lands consisted of approximately 32,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2002, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2002

financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                 MARCH 31, 2002

     These financial statements are prepared on the basis that the Trust will be treated as a "grantor" trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2001, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for Jay Field, $2,400,000 for South Pass 89, and $2,300,000 for the
Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                                 MARCH 31, 2002

(6) CONTINGENCY

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

JPMorgan Chase Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of March 31, 2002, and the related statements of cash earnings and distributions and changes in Trust corpus for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

     We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and Trust corpus as of December 31, 2001, and the related statements of cash earnings and distributions and changes in Trust corpus for the year then ended (not presented herein), and in our report dated March 8, 2002, we expressed an unqualified opinion on those financial statements which were prepared on the basis of accounting described in
Note 3.

                                          KPMG LLP

Dallas, Texas
April 26, 2002

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2001, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,800,000 for the Jay Field property, $2,400,000 for the South Pass 89 property, and $2,300,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90%
of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2002 and 2001 (the 2002 and 2001 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 2001 (the "Current Operating Period") and October through December of 2000 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 2002 and 2001 First Quarters amounted to $767,095 ($.0404 per Unit) and $4,020,516 ($.2117 per Unit), respectively.
During these periods, the Trust received cash of $900,619 and $4,159,672, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The Trustee has been informed by the Working Interest Owner that gross revenues included in the March 2002 distribution associated with South Pass 89 were overstated by approximately $255,000. The overstatement of revenues, after applying the 50% royalty interest, is approximately $127,500. An adjustment will be made in June 2002 resulting in a reduction of approximately $127,500 to the June 2002 distribution.

     The monthly per Unit distributions during the 2002 and 2001 First Quarters were as follows:

                                                            2002        2001
                                                           ------      ------
January..................................................  $.0228      $.0628
February.................................................   .0072       .0626
March....................................................   .0104       .0863
                                                           ------      ------
                                                           $.0404      $.2117
                                                           ======      ======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2002 and 2001:

                               FIRST QUARTER 2002

                                                           SOUTH       OFFSHORE
                                            JAY FIELD     PASS 89      LOUISIANA       TOTAL
                                           -----------   ----------   -----------   -----------
Revenues:
  Liquids................................  $ 5,276,722   $  888,208   $    86,545   $ 6,251,475
  Natural gas............................       28,540      328,677       790,527     1,147,744
                                           -----------   ----------   -----------   -----------
                                           $ 5,305,262   $1,216,885   $   877,072   $ 7,399,219
Production costs and expenses(1).........   (3,415,042)    (168,697)     (352,857)   (3,936,596)
Capital expenditures.....................   (3,158,386)     (56,571)   (1,416,893)   (4,631,850)
                                           -----------   ----------   -----------   -----------
Net Proceeds.............................  $(1,268,166)  $  991,617   $  (892,678)  $(1,169,227)
                                           ===========   ==========   ===========   ===========
Overriding Royalties paid to the
  Trust(2)...............................  $   450,771   $  495,808            --   $   946,579
                                           ===========   ==========   ===========   ===========
Fee Lands Royalties..............................................................       (45,960)
                                                                                    -----------
Royalties paid to the Trust......................................................   $   900,619
                                                                                    ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2002 First Quarter was $100,623. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds.

                               FIRST QUARTER 2001

                                                           SOUTH       OFFSHORE
                                            JAY FIELD     PASS 89      LOUISIANA       TOTAL
                                           -----------   ----------   -----------   -----------
Revenues:
  Liquids................................  $ 7,775,478   $1,288,421   $   287,924   $ 9,351,823
  Natural gas............................      421,387      928,679     1,625,948     2,976,014
                                           -----------   ----------   -----------   -----------
                                           $ 8,196,865   $2,217,100   $ 1,913,872   $12,327,837
Production costs and expenses(1).........   (2,762,254)     162,882      (230,665)   (2,830,037)
Capital expenditures.....................   (1,246,336)          --      (446,713)   (1,693,049)
                                           -----------   ----------   -----------   -----------
Net Proceeds.............................  $ 4,188,275   $2,379,982   $ 1,236,494   $ 7,804,751
                                           ===========   ==========   ===========   ===========
Overriding Royalties paid to the
  Trust(2)...............................  $ 2,094,138   $1,189,991   $   824,096   $ 4,108,225
                                           ===========   ==========   ===========
Fee Lands Royalties..............................................................        51,447
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 4,159,672
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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2002 and 2001:

                                                                     FIRST QUARTER
                                                              ----------------------------
                                                                 2002             2001
                                                              -----------      -----------
Net Proceeds:
  Revenues..................................................  $ 7,399,219      $12,327,837
  Production costs and expenses.............................   (3,936,596)      (2,830,037)
  Capital expenditures......................................   (4,631,850)      (1,693,049)
                                                              -----------      -----------
  Net Proceeds..............................................  $(1,169,227)     $ 7,804,751
                                                              ===========      ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $   946,579      $ 4,108,225
  Fee Lands Royalties.......................................      (45,960)          51,447
                                                              -----------      -----------
  Royalties paid to the Trust...............................  $   900,619      $ 4,159,672
                                                              ===========      ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period decreased 40% from the Prior Year's Operating Period primarily as a result of lower commodity prices. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $22.72 per barrel, $16.66 per barrel and $2.34 per thousand cubic feet ("mcf"), respectively. In the comparable 2001 period average crude oil, natural gas liquids and natural gas prices were $30.53 per barrel, $27.25 per barrel and $6.07 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 39% primarily as a result of higher lease operating expenses. The increase in lease operating expenses is primarily due to an increase in workover expense at the South Pass 89 property, and the Jay Field property, lower credits for third party processing at the South Pass 89 property, and increased insurance costs for the productive properties.

     Capital expenditures increased 174% in the Current Operating Period compared to the same period in 2001. Capital expenditures increased primarily due to higher costs at the Offshore Louisiana and Jay Field properties. The Jay Field excess production costs are primarily the result of higher capital expenditures associated with drilling costs related to the McDavid Lands 37-5 well and higher costs associated with tubing upsize projects and nitrogen purchases. The Offshore Louisiana excess production costs are primarily due to capital expenditures related to the drilling and completion of a new well at South Marsh Island 76.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 32,123 barrels for the Current Operating Period and 90,228 for the Prior Year's Operating Period. Imputed natural gas production was 51,954 thousand cubic feet and 204,464 thousand cubic feet for the respective periods. The decrease in the imputed production amounts are the result of the excess production costs.

     At March 31, 2002, the Fee Lands consisted of approximately 32,000 gross acres in South Louisiana, approximately 3,849 of which were under lease.

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

Date: May 14, 2002

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