Form 10-Q
period 2002-06-30
LL&E ROYALTY TRUST
filed 2002-08-14
CIK 721765

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8518

                               LL&E ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            76-6007940
      (State or other jurisdiction of                            (I.R.S. Employer
               incorporation                                   Identification No.)
              or organization)

      THE JPMORGAN CHASE BANK, TRUSTEE                                78701
        INSTITUTIONAL TRUST SERVICES                                (Zip Code)
                 700 LAVACA
               AUSTIN, TEXAS
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (800) 852-1422

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---

     At August 12, 2002, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

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

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001. The cash earnings and distributions for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year 2002.

     The June 30, 2002 and 2001 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The review report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2002          2001          2002          2001
                                           -----------   -----------   -----------   -----------
Royalty revenues.........................  $   347,241   $ 3,987,026   $ 1,247,860   $ 8,146,698
Trust administrative expenses............     (131,937)     (137,058)     (278,420)     (298,233)
                                           -----------   -----------   -----------   -----------
Cash earnings............................      215,303     3,849,968       969,438     7,848,465
Changes in undistributed cash............        8,297       (18,703)       21,257         3,316
                                           -----------   -----------   -----------   -----------
Cash distributions.......................  $   223,600   $ 3,831,265   $   990,695   $ 7,851,781
                                           ===========   ===========   ===========   ===========
Cash distributions per Unit..............  $     .0118   $     .2017   $     .0522   $     .4134
                                           ===========   ===========   ===========   ===========
Units outstanding........................   18,991,304    18,991,304    18,991,304    18,991,304
                                           ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     12,978   $     34,235
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,219,000)   (74,168,000)
                                                              ------------   ------------
          Total assets......................................  $  2,075,978   $  2,148,235
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,075,978   $  2,148,235
Contingencies (note 4)
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  2,075,978   $  2,148,235
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              ------------------------
                                                                 2002         2001
                                                              ----------   -----------
Trust Corpus, beginning of period (note 3)..................  $2,148,235   $ 2,382,160
Cash earnings...............................................     969,438     7,848,465
Cash distributions..........................................    (990,695)   (7,851,781)
Amortization of royalty interest (note 3)...................     (51,000)      (75,000)
                                                              ----------   -----------
Trust Corpus, end of period.................................  $2,075,978   $ 2,303,844
                                                              ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2002
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with The JPMorgan Chase Bank (the "Trustee") successor by merger to the Chase Bank of Texas, National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).

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

                                 JUNE 30, 2002

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2002, the Fee Lands consisted of approximately 32,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2002 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                                 JUNE 30, 2002

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

                                 JUNE 30, 2002

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

     The cumulative escrow balance as of June 30, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2001, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                                 JUNE 30, 2002

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

JPMorgan Chase Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of June 30, 2002, and the related statements of cash earnings and distributions for the three-month and six-month periods ended June 30, 2002 and 2001 and changes in Trust corpus for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
August 1, 2002

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

     The cumulative escrow balance as of June 30, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2002 and 2001 (the 2002 and 2001 "Second Quarters" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 2002 and 2001, respectively, and the periods October 2001 through March 2002 and October 2000 through March 2001 (the 2002 and 2001 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2002 and 2001 Second Quarters totaled $223,600 ($.0118 per Unit) and $3,831,265 ($.2017 per Unit), respectively.
During these periods, the Trust received cash of $347,241 and $3,987,026, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2002 and 2001 Second Quarters were as follow:

                                                          2002         2001
                                                         -------      -------
April..............................................      $ .0079      $ .0910
May................................................        .0039        .0518
June...............................................           --        .0589
                                                         -------      -------
                                                         $ .0118      $ .2017
                                                         =======      =======

     Distributions to Unit holders for the First Half of 2002 and 2001 amounted to $990,695 ($.0522 per Unit) and $7,851,781 ($.4134 per Unit), respectively.
During these periods, the Trust received cash of $1,247,860 and $8,146,698, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2001:

                              SECOND QUARTER 2002

                                                                 SOUTH     OFFSHORE
                                                   JAY FIELD    PASS 89    LOUISIANA      TOTAL
                                                  -----------   --------   ---------   -----------
Revenues:
  Liquids.......................................  $ 4,238,461   $267,096   $  90,037   $ 4,595,594
  Natural gas...................................       21,139    411,642     707,312     1,140,093
                                                  -----------   --------   ---------   -----------
                                                    4,259,600    678,738     797,349     5,735,687
Production costs and expenses(1)................   (2,659,655)   (47,372)   (320,831)   (3,027,858)
Capital expenditures............................   (3,465,868)   (32,731)    (86,994)   (3,585,593)
                                                  -----------   --------   ---------   -----------
Net Proceeds....................................  $(1,865,923)  $598,635   $ 389,524   $  (877,764)
                                                  ===========   ========   =========   ===========
Overriding Royalties paid to the Trust(2).......  $        --   $299,317   $      --   $   299,317
                                                  ===========   ========   =========
Fee Lands Royalties.................................................................        47,924
                                                                                       -----------
Royalties paid to the Trust.........................................................   $   347,241
                                                                                       ===========

                                FIRST HALF 2002

                                                               SOUTH       OFFSHORE
                                                JAY FIELD     PASS 89      LOUISIANA       TOTAL
                                               -----------   ----------   -----------   -----------
Revenues:
  Liquids....................................  $ 9,515,183   $1,155,304   $   176,582   $10,847,069
  Natural gas................................       49,679      740,319     1,497,839     2,287,837
                                               -----------   ----------   -----------   -----------
                                                 9,564,862    1,895,623     1,674,421    13,134,906
Production costs and expenses(1).............   (6,074,697)    (216,069)     (673,688)   (6,964,454)
Capital expenditures.........................   (6,624,254)     (89,302)   (1,503,887)   (8,217,443)
                                               -----------   ----------   -----------   -----------
Net Proceeds.................................  $(3,134,089)  $1,590,252   $  (503,154)  $(2,046,991)
                                               ===========   ==========   ===========   ===========
Overriding Royalties paid to the Trust(2)....  $   450,771   $  795,125   $        --   $ 1,245,896
                                               ===========   ==========   ===========
Fee Lands Royalties..................................................................         1,964
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 1,247,860
                                                                                        ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2002 Second Quarter and 2002 First Half was $96,342 and $196,965, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 2002, excess production costs to be recovered from future revenues totaled $4,035,633 for the Jay Field property and $1,482,952 for the Offshore Louisiana property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2001:

                              SECOND QUARTER 2001

                                                                SOUTH       OFFSHORE
                                                 JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                                -----------   ----------   ----------   -----------
Revenues:
  Liquids.....................................  $ 7,075,097   $1,104,519   $  190,132   $ 8,369,748
  Natural gas.................................      366,515    1,024,929    1,418,471     2,809,915
                                                -----------   ----------   ----------   -----------
                                                  7,441,612    2,129,448    1,608,603    11,179,663
Production costs and expenses(1)..............   (2,961,997)      (3,846)    (230,845)   (3,196,688)
Capital expenditures..........................   (1,276,643)          --       (7,665)   (1,284,308)
                                                -----------   ----------   ----------   -----------
Net Proceeds..................................  $ 3,202,972   $2,125,602   $1,370,093   $ 6,698,667
                                                ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(2).....  $ 1,601,486   $1,062,801   $1,233,084   $ 3,897,371
                                                ===========   ==========   ==========
Fee Lands Royalties..................................................................        89,655
                                                                                        -----------
Royalties paid to the Trust..........................................................   $ 3,987,026
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

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2002 and 2001:

                                             SECOND QUARTER                 FIRST HALF
                                        -------------------------   --------------------------
                                           2002          2001          2002           2001
                                        -----------   -----------   -----------    -----------
Net Proceeds:
  Revenues............................  $ 5,735,687   $11,179,663   $13,134,906    $23,507,500
  Production costs and expenses.......   (3,027,858)   (3,196,688)   (6,964,454)    (6,026,725)
  Capital expenditures................   (3,585,593)   (1,284,308)   (8,217,443)    (2,977,357)
                                        -----------   -----------   -----------    -----------
  Net Proceeds........................  $  (877,764)  $ 6,698,667   $(2,046,991)   $14,503,418
                                        ===========   ===========   ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties................  $   299,317   $ 3,897,371   $ 1,245,896    $ 8,005,596
  Fee Lands Royalties.................       47,924        89,655         1,964        141,102
                                        -----------   -----------   -----------    -----------
  Royalties paid to the Trust.........  $   347,241   $ 3,987,026   $ 1,247,860    $ 8,146,698
                                        ===========   ===========   ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately 49% in the 2002 Three-Month Operating Period and 44% in the 2002 Six-Month Operating Period versus the comparable periods in 2001 primarily as a result of lower volumes and prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2002 Three-Month Operating Period attributable to the Productive Properties were $20.56 per barrel, $14.36 per barrel and $2.58 per thousand cubic feet ("mcf"), respectively. In the comparable 2001 period average crude oil, natural gas liquids and natural gas prices were $27.99 per barrel, $26.95 per barrel and $7.15 per mcf, respectively. In the 2002 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $21.75 per barrel, $15.63 per barrel and $2.46 per mcf, respectively. In the comparable 2001 Six-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $29.28 per barrel, $27.11 per barrel and $6.55 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 5% in the 2002 Three-Month Operating Period and increased 16% in the 2002 Six-Month Operating Period, respectively, versus the comparable periods in 2001. The decrease for the three months is primarily due to lower lease operating expense at the Jay Field property. The increase in lease operating expenses for the six months is primarily due to an increase in workover expense at the South Pass 89 property, and the Jay Field property, lower credits for third party processing at the South Pass 89 property and increased insurance costs for the productive properties.

     Capital expenditures increased 179% and 176% in the 2002 Three-Month Operating Period and the 2002 Six-Month Operating Period, respectively, versus the comparable periods in 2001. Capital expenditures increased primarily due to higher costs at the Offshore Louisiana and Jay Field properties. The Jay Field property excess production costs are primarily the result of higher capital expenditures associated with drilling costs related to the McDavid Lands 37-5 well and higher costs associated with tubing upsize projects and nitrogen purchases. The Offshore Louisiana excess production costs are primarily due to capital expenditures related to the drilling and completion of a new well at South Marsh Island 76.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 7,295 barrels for the 2002 Three-Month Operating Period and 79,002 barrels for the 2001 Three-Month Operating Period. Imputed natural gas production was 54,768 mcf and 240,764 mcf for the respective periods.

     At June 30, 2002, the Fee Lands consisted of approximately 32,000 gross acres in south Louisiana, approximately 3,840 of which were under lease.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: JPMORGAN CHASE BANK
                                              Trustee

                                             By:      /s/  MIKE ULRICH
                                              ----------------------------------
                                                         Mike Ulrich
                                               Vice President and Trust Officer

Date: August 14, 2002

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