Form 10-Q
period 2002-09-30
LL&E ROYALTY TRUST
filed 2002-11-15
CIK 721765

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

For the quarterly period ended September 30, 2002.

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

     At November 13, 2002, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
     Independent Accountants' Review Report.................    9
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   15
  Item 4. Controls and Procedures...........................   15
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   16
Signature...................................................   17
Certification...............................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001. The cash earnings and distributions for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year 2002.

     The September 30, 2002 and 2001 financial statements included in this filing on Form 10-Q have been reviewed by KPMG LLP, independent auditors, in accordance with established professional standards and procedures for such a review. The review report of KPMG LLP is included herein.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                 2002          2001          2002          2001
                                              -----------   -----------   -----------   -----------
Royalty revenues............................  $   485,599   $ 2,903,573   $ 1,733,459   $11,050,271
Trust administrative expenses...............     (125,471)     (127,171)     (403,892)     (425,404)
                                              -----------   -----------   -----------   -----------
Cash earnings...............................      360,128     2,776,402     1,329,567    10,624,867
Changes in undistributed cash...............          864          (785)       22,121         2,532
                                              -----------   -----------   -----------   -----------
Cash distributions..........................  $   360,992   $ 2,775,617   $ 1,351,688   $10,627,399
                                              ===========   ===========   ===========   ===========
Cash distributions per Unit.................  $     .0190   $     .1462   $     .0712   $     .5596
                                              ===========   ===========   ===========   ===========
Units outstanding...........................   18,991,304    18,991,304    18,991,304    18,991,304
                                              ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2002             2001
                                                              -------------    ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $     12,114     $     34,235
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000       76,282,000
Less accumulated amortization (note 3)......................   (74,231,000)     (74,168,000)
                                                              ------------     ------------
          Total assets......................................  $  2,063,114     $  2,148,235
                                                              ============     ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,063,114     $  2,148,235
                                                              ------------     ------------
          Total liabilities and trust corpus................  $  2,063,114     $  2,148,235
                                                              ============     ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------    -----------
Trust Corpus, beginning of period (note 3)..................  $  2,148,235    $ 2,382,160
Cash earnings...............................................     1,329,567     10,624,867
Cash distributions..........................................    (1,351,688)   (10,627,399)
Amortization of royalty interest (note 3)...................       (63,000)      (105,000)
                                                              ------------    -----------
Trust Corpus, end of period.................................  $  2,063,114    $ 2,274,627
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2002
(1) FORMATION OF THE TRUST

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

                               SEPTEMBER 30, 2002

allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2002, the Fee Lands consisted of approximately 32,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2002, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               SEPTEMBER 30, 2002

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

                               SEPTEMBER 30, 2002

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

     The cumulative escrow balance as of September 30, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                                  (UNAUDITED)

                               SEPTEMBER 30, 2002

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

JPMorgan Chase Bank, Trustee
  and the Unit Holders of LL&E Royalty Trust:

     We have reviewed the accompanying statement of assets, liabilities and Trust corpus of LL&E Royalty Trust (Trust) as of September 30, 2002, and the related statements of cash earnings and distributions for the three-month and nine-month periods ended September 30, 2002 and 2001 and changes in Trust corpus for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

Dallas, Texas
October 15, 2002

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

     The cumulative escrow balance as of September 30, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000,

90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2002 and 2001 (the 2002 and 2001 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 2002 and 2001, respectively and the periods October 2001 through June 2002 and October 2000 through June 2001 (the 2002 and 2001 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2002 and 2001 Third Quarters amounted to $360,992 ($.0190 per Unit) and $2,775,617 ($.1462 per Unit), respectively.
During these periods, the Trust received cash of $485,599 and $2,903,573 respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The monthly per Unit distributions for the 2002 and 2001 Third Quarters were as follows:

                                                               2002     2001
                                                              ------   ------
July........................................................  $.0055   $.0504
August......................................................   .0100    .0554
September...................................................   .0035    .0404
                                                              ------   ------
                                                              $.0190   $.1462
                                                              ======   ======

     Distributions to Unit holders for the First Nine Months of 2002 and 2001 amounted to $1,351,688 ($.0712 per Unit) and $10,627,399 ($.5596 per Unit),
respectively. During these periods, the Trust received cash of $1,733,459 and $11,050,271, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2002:

                               THIRD QUARTER 2002

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                            -----------   -------------   ----------   -----------
Revenues:
  Liquids.................................  $ 4,153,922    $  509,287     $  144,225   $ 4,807,434
  Natural gas.............................       33,995       560,765      1,369,432     1,964,192
                                            -----------    ----------     ----------   -----------
                                              4,187,917     1,070,052      1,513,657     6,771,626
Production costs and expenses(1)..........   (2,642,943)     (105,910)      (282,828)   (3,031,681)
Capital expenditures......................   (1,817,829)      (28,396)          (424)   (1,846,649)
                                            -----------    ----------     ----------   -----------
Net Proceeds..............................  $  (272,855)   $  935,746     $1,230,405   $ 1,893,296
                                            ===========    ==========     ==========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $        --    $  467,873     $       --   $   467,873
                                            ===========    ==========     ==========
Fee Lands Royalties.................................................................        17,726
                                                                                       -----------
Royalties paid to the Trust.........................................................   $   485,599
                                                                                       ===========

                             FIRST NINE MONTHS 2002

                                                                          OFFSHORE
                                            JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                           -----------   -------------   -----------   ------------
Revenues:
  Liquids................................  $13,669,105    $1,664,591     $   320,807   $ 15,654,503
  Natural gas............................       83,674     1,301,084       2,867,271      4,252,029
                                           -----------    ----------     -----------   ------------
                                            13,752,779     2,965,675       3,188,078     19,906,532
Production costs and expenses(1).........   (8,717,640)     (321,979)       (956,516)    (9,996,135)
Capital expenditures.....................   (8,442,083)     (117,698)     (1,504,311)   (10,064,092)
                                           -----------    ----------     -----------   ------------
Net Proceeds.............................  $(3,406,944)   $2,525,998     $   727,251   $   (153,695)
                                           ===========    ==========     ===========   ============
Overriding Royalties paid to the
  Trust(2)...............................  $   450,771    $1,262,998     $        --   $  1,713,769
                                           ===========    ==========     ===========
Fee Lands Royalties.................................................................         19,690
                                                                                       ------------
Royalties paid to the Trust.........................................................   $  1,733,459
                                                                                       ============

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2002 Third Quarter and 2002 First Nine Months was $96,342 and $293,307, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 2002, excess production costs to be recovered from future revenues totaled $4,308,487 for the Jay Field property and $252,548 for the Offshore Louisiana property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2001:

                               THIRD QUARTER 2001

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                            -----------   -------------   ----------   -----------
Revenues:
  Liquids.................................  $ 6,376,745    $  855,101     $  227,935   $ 7,459,781
  Natural gas.............................      280,590       621,926      1,003,227     1,905,743
                                            -----------    ----------     ----------   -----------
                                              6,657,335     1,477,027      1,231,162     9,365,524
Production costs and expenses(1)..........   (3,045,880)      (25,130)      (341,679)   (3,412,689)
Capital expenditures......................   (1,013,431)          (16)       (14,410)   (1,027,857)
                                            -----------    ----------     ----------   -----------
Net Proceeds..............................  $ 2,598,024    $1,451,881     $  875,073   $ 4,924,978
                                            ===========    ==========     ==========   ===========
Overriding Royalties paid to the Trust....  $ 1,299,012    $  725,941     $  787,565   $ 2,812,518
                                            ===========    ==========     ==========
Fee Lands Royalties.................................................................        91,055
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 2,903,573
                                                                                       ===========

                             FIRST NINE MONTHS 2001

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                            -----------   -------------   ----------   -----------
Revenues:
  Liquids.................................  $21,227,320    $3,248,041     $  705,991    25,181,352
  Natural gas.............................    1,068,492     2,575,534      4,047,646     7,691,672
                                            -----------    ----------     ----------   -----------
                                             22,295,812     5,823,575      4,753,637    32,873,024
Production costs and expenses(1)..........   (8,770,131)      133,906       (803,189)   (9,439,414)
Capital expenditures......................   (3,536,410)          (16)      (468,788)   (4,005,214)
                                            -----------    ----------     ----------   -----------
Net Proceeds..............................  $ 9,989,271    $5,957,465     $3,481,660   $19,428,396
                                            ===========    ==========     ==========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $ 4,994,636    $2,978,733     $2,844,745   $10,818,114
                                            ===========    ==========     ==========
Fee Lands Royalties.................................................................       232,157
                                                                                       -----------
Royalties paid to the Trust.........................................................   $11,050,271
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

(2 As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds.

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2002 and 2001.

                                      THIRD QUARTER                FIRST NINE MONTHS
                                --------------------------    ----------------------------
                                   2002           2001            2002            2001
                                -----------    -----------    ------------    ------------
Net Proceeds:
  Revenues....................  $ 6,771,626    $ 9,365,524    $ 19,906,532    $ 32,873,024
  Production costs and
    expenses..................   (3,031,681)    (3,412,689)     (9,996,135)     (9,439,414)
  Capital expenditures........   (1,846,649)    (1,027,857)    (10,064,092)     (4,005,214)
                                -----------    -----------    ------------    ------------
  Net Proceeds................  $ 1,893,296    $ 4,924,978    $   (153,695)   $ 19,428,396
                                ===========    ===========    ============    ============
Royalties paid to the Trust:
  Overriding Royalties........  $   467,873    $ 2,812,518    $  1,713,769    $ 10,818,114
  Fee Lands Royalties.........       17,726         91,055          19,690         232,157
                                -----------    -----------    ------------    ------------
  Royalties paid to the
    Trust.....................  $   485,599    $ 2,903,573    $  1,733,459    $ 11,050,271
                                ===========    ===========    ============    ============

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased 28% in the 2002 Three-Month Operating Period versus the comparable period in 2001 primarily due to lower production volumes and gas prices.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2002 Three-Month Operating Period attributable to the Productive Properties were $24.84 per barrel, $17.63 per barrel and $3.21 per thousand cubic feet ("mcf"), respectively. In the comparable 2001 period average crude oil, natural gas liquids and natural gas prices were $26.62 per barrel, $22.05 per barrel and $5.64 per mcf, respectively. In the 2002 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $22.63 per barrel, $16.09 per barrel and $2.76 per mcf, respectively. In the comparable 2001 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $28.44 per barrel, $25.37 per barrel and $6.86 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 11 percent in the 2002 Three-Month Operating Period versus the comparable period in 2001 primarily due to lower severance tax expense and a decrease in workover expense at Jay Field. Production costs and expenses increased 6% in the 2002 Nine-Month Operating Period versus the comparable period in 2001 primarily due to an increase in workover expense at Jay Field and lower credits received for third-party processing at South Pass 89 partially offset by lower severance tax expense.

     Capital expenditures increased 80% and 151% in the 2002 Three-Month Operating Period and the 2002 Nine-Month Operating Period, respectively, versus the comparable periods in 2001 primarily due to higher costs associated with nitrogen purchases at Jay Field and an increase in development drilling related to new wells at the Jay Field and Offshore Louisiana properties.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 8,544 barrels for the 2002 Three-Month Operating Period and 69,263 barrels for the 2001 Three-Month Operating Period. Imputed natural gas production was 42,288 mcf and 174,387 mcf for the respective periods.

     At September 30, 2002, the Fee Lands consisted of approximately 32,000 gross acres in south Louisiana, approximately 3,865 of which were under lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Trust does not utilize market risk sensitive instruments.

ITEM 4.  CONTROLS AND PROCEDURES.

     The Trust does not have a Chief Executive Officer, a Chief Financial Officer, employees, a Board of Directors, an Audit Committee of the Board of Directors or persons performing equivalent functions. The Trust is passive, and the Trustee has only powers necessary for the collection and distribution of revenues resulting from the Royalties.

     Within the 90 days prior to the date of this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed, while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources, Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes, and the Trustee has been unable to obtain assurances from the Managing General Partner and Working Interest Owner that its controls and procedures are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects. However, due to the nature of the Trust and the Partnership which holds title to the Royalties, as well as the nature of the underlying Royalties, there may be inherent weaknesses in the controls and procedures at various levels which may adversely affect the Trust's ability to identify and disclose and report all information required to be disclosed and reported. These inherent weaknesses in disclosure controls and procedures are described below:

     - Burlington Resources, Inc., as the successor to The Louisiana Land and Exploration Company, is the Managing General Partner of the Partnership, which holds title to the Royalties in which the Trust has an interest. The Managing General Partner is responsible under the terms of the Partnership Agreement for keeping the books and records of the Partnership, and for providing to the Trustee sufficient information concerning the Royalties to permit the Trustee to comply with the reporting obligations of the Trust under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and with the requirements of the New York Stock Exchange or any other exchange on which the Trust Units may be listed. The Partnership Agreement requires the Managing General Partner to provide specified information to the Trustee by specified dates, and provides that the Managing General Partner will indemnify the Trustee, as Trustee of the Trust, against any loss, liability, damage or expense incurred by the Trustee or arising out of any of the information provided by the Managing General Partner being untimely or incorrect or untrue in any material respect. Under the terms of the Partnership Agreement the Trustee has no obligation to verify the accuracy or completeness of the information provided to the Trustee by the Managing General Partner. The information furnished to the Trustee includes most of the information relevant to the Trust, including all information relating to the Productive Properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other liabilities, the effects of regulatory changes, the number of producing wells and acreage, and plans for future operating and capital expenditures.

     - Burlington Resources, Inc. is not the operator of any of the Productive Properties. In its capacity as the Working Interest Owner, Burlington Resources, Inc. obtains the information that it furnishes to the Trustee from the operators of the Productive Properties, each of which is a third party over which neither the Working Interest Owner nor the Trustee has control. Consequently, to the extent that information that would be material to the Trust or that would be required to be disclosed in the Trust's periodic or other filings under the
      Exchange Act is not effectively identified by any such operator, or is not effectively communicated by any such operator to the Working Interest Owner, or is not effectively communicated by Burlington Resources, Inc., whether in its capacity as the Working Interest Owner or its capacity as the Managing General Partner, to the Trustee, the information would not be included in the Trust's periodic or other reports as required.

     - Under the terms of the Trust Agreement, the Trustee is entitled to and does rely upon certain experts in good faith, including (i) the independent petroleum reserve engineers who prepare the annual imputed reserve report included in the Trust's Annual Report on Form 10-K (which reserve report includes projected production, operating expenses and capital expenditures), and (ii) independent auditors with respect to audits of financial data provided by Burlington Resources, Inc., as the Managing General Partner and Working Interest Owner. The Trustee reviews the information furnished to the Trustee by the Managing General Partner and Working Interest Owner, but makes no independent or direct verification of the reserve data, the operating data, the financial information or other information furnished. Although the Trustee has no reason to believe that its reliance upon experts and upon the Managing General Partner is unreasonable, this reliance may be viewed as a weakness.

     The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required by applicable law.

     As a result of its evaluation of disclosure controls and procedures as described above, the Trustee is considering the feasibility of obtaining additional assurances from the Managing General Partner and/or others regarding their maintenance of disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) that would ensure that material information relating to the Productive Properties is made known to the Trustee, particularly during the period in which the periodic reports of the Trust are being prepared. However, at the date of this report, no such assurances have been obtained, and to the knowledge of the Trustee, no other changes have been implemented. The Trustee has no authority over the disclosure controls and procedures of the Managing General Partner and Working Interest Owner, or over those of any of the operators of the properties burdened by the Royalties.

     Because the Trust does not have a Chief Executive Officer, a Chief Financial Officer, employees, a Board of Directors, an Audit Committee of the Board of Directors or persons performing equivalent functions, the Trust cannot furnish certifications in the form mandated by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In lieu of the required certifications, certifications substantially equivalent to those mandated by Sections 302 and 906 have been provided.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4*             -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
         28.1*           -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
         28.2*           -- Form of Conveyance of Overriding Royalty Interests for
                            Forth Worth Basin Property.
         28.3*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
         28.4*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
         28.5*           -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
         28.6*           -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
         28.7*           -- Form of Royalty Deed.
         99.1**          -- Certification pursuant to 18 U.S.C. Section 1350, as
                            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002.

---------------

 * Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

** Incorporated by reference to the Exhibit of like designation to Registrant's
   Current Report on Form 8-K dated November 14, 2002.

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

Date: November 14, 2002

NOTE: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                                 CERTIFICATION

I, Mike Ulrich, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of LL&E Royalty Trust, for which JPMorgan Chase acts as Trustee;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

        4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such controls and procedures to be established and maintained, for the registrant and have:

           a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

        5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves any persons who have a significant role in the registrant's internal controls; and

        6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        In giving the foregoing certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by the Working Interest Owner and the Managing General Partner of LL&E Royalty Partnership, in which the registrant owns a 99% interest.

                                                    /s/ MIKE ULRICH
                                          --------------------------------------
                                                       Mike Ulrich
                                             Vice President and Trust Officer
                                                   JPMorgan Chase Bank

Date: November 14, 2002

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          4*             -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
         28.1*           -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
         28.2*           -- Form of Conveyance of Overriding Royalty Interests for
                            Forth Worth Basin Property.
         28.3*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
         28.4*           -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
         28.5*           -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
         28.6*           -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
         28.7*           -- Form of Royalty Deed.
         99.1**          -- Certification pursuant to 18 U.S.C. Section 1350, as
                            adopted pursuant to Section 906 of the Sarbanes -- Oxley
                            Act of 2002.

---------------

 * Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

** Incorporated by reference to the Exhibit of like designation to Registrant's
   Current Report on Form 8-K dated November 14, 2002.