Form 10-K
period 2002-12-31
LL&E ROYALTY TRUST
filed 2003-04-14
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

               JPMORGAN CHASE BANK, TRUSTEE
               INSTITUTIONAL TRUST SERVICES
                        700 LAVACA
                       AUSTIN, TEXAS                                                 78701
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-512-479-2502

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____. No X .

     As of June 28, 2002, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $32,855,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
ITEM  1     -- Business.....................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
          Duration and Termination of the Trust.............     5
          Status of the Trust...............................     6
     The Royalties..........................................     6
          Overriding Royalties..............................     6
          Fee Lands Royalties...............................     8
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     8
     The Units..............................................     9
          Distributions and Income Computations.............     9
          Transfer of Units.................................    10
          Periodic Reports..................................    10
          Possible Requirement That Units Be Divested.......    10
          Liability of Unit Holders.........................    11
          Voting by Unit Holders............................    12
          Certain State Law Considerations..................    12
     The Properties.........................................    12
          General...........................................    12
          Description of Productive Properties..............    13
          Description of the Fee Lands......................    14
     Oil and Gas Sales from the Productive Properties.......    15
          Oil Sales.........................................    15
          Gas and Liquids Sales.............................    15
     Exploration and Development Activities.................    16
          Productive Properties.............................    16
          Fee Lands.........................................    16
     Estimates of Petroleum Engineers.......................    16
          September 30, 2002 Estimates......................    16
          Certain Factors Affecting Estimates...............    17
     Industry Conditions and Regulation.....................    25
          Industry Conditions...............................    25
          Regulation........................................    25
     Tax Considerations to Owners of Units..................    25
          Federal Income Tax Considerations.................    25
          IDC Recapture Income to the Company on
          Distribution......................................    33
          Backup Withholding................................    34
          Information Return Filing Requirements............    34
          State Tax Considerations..........................    34
          Severance Taxes...................................    37
          Ad Valorem Taxes..................................    37
          Available Information.............................    37

                                                               PAGE
                                                              NUMBER
                                                              ------
ITEM  2  -- Properties......................................    37
ITEM  3  -- Legal Proceedings...............................    37
ITEM  4  -- Submission of Matters to a Vote of Unit
            Holders.........................................    37

                          PART II
ITEM  5  -- Market for the Registrant's Units and Related
            Unit Holder Matters.............................    37
ITEM  6  -- Selected Financial Data.........................    38
ITEM  7  -- Management's Discussion and Analysis of
Financial Condition and Results
             of Operation...................................    38
ITEM  7A -- Quantitative and Qualitative Disclosures about
            Market Risk.....................................    41
ITEM  8  -- Financial Statements and Supplementary Data.....    42
ITEM  9  -- Changes in and Disagreements with Accountants on
Accounting and
             Financial Disclosure...........................    51

                          PART III
ITEM 10  -- Directors and Executive Officers of the
            Registrant......................................    51
ITEM 11  -- Executive Compensation..........................    51
ITEM 12  -- Unit Ownership of Certain Beneficial Owners and
            Management......................................    51
ITEM 13  -- Certain Relationships and Related
            Transactions....................................    51
ITEM 14  -- Controls and Procedures.........................    51

                          PART IV
ITEM 15  -- Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................    53
SIGNATURE...................................................    54
CERTIFICATION...............................................    55

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, JPMorgan Chase Bank, formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City,
Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. JPMorgan Chase Bank now serves as Trustee of the Trust. The Trustee's offices are located at 700 Lavaca, Austin, Texas 78701, and its telephone number is (512) 479-2502. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. In addition, the Working Interest Owner has escrowed $3,000,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust. The Working Interest Owner's estimates of total Special Costs are $8,700,000 for Jay Field, $2,300,000 for South Pass 89 and $2,200,000 for Offshore Louisiana (down from previous estimates of $8,800,000, $2,400,000 and $2,300,000 respectively). As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2002 reserve report included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field and South Pass 89 properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing additional funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

DURATION AND TERMINATION OF THE TRUST

     Unless sooner terminated, the Trust will continue until such time as its net revenues for each of two successive years are less than $5,000,000 per year (the "Termination Threshold"). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration) upon such terms as the Trustee, in its sole discretion, deems to be in the best interests of the Unit holders.

After paying or making provision for all liabilities of the Trust, the Trustee will distribute all cash then held by it in its capacity as Trustee. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. See "Status of the Trust".

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues received of $2.1 million by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of December 31, 2002, the Trust was in an accumulated deficit position of approximately $3.5 million with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. The Trust had net revenue of approximately $2.0 million through April 2003. Based on current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the remainder of 2003, timing of hydrocarbon production, the level of capital expenditures, the timing and ability to recoup accumulated deficit amounts with respect to the Jay Field, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers."

     If the Trust's net revenues for 2003 are below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

     If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. Except in connection with any proposed non-cash sale as described above, no approval of the Unit holders will be required or solicited in connection with the sale of the Trust's assets after termination of the Trust.

     See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net

Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to JPMorgan Chase Bank's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total Special Costs are $8,700,000 for Jay Field, $2,300,000 for South Pass 89 and $2,200,000 for
Offshore Louisiana (down from previous estimates of $8,800,000, $2,400,000 and $2,300,000, respectively). The Working Interest Owner has escrowed $4,543,402 for the Jay Field property, $2,600,000 for the South Pass 89 property and $3,000,000 for the Offshore Louisiana property. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 31,700 gross acres in south Louisiana, only approximately 3,865 of which were leased at December 31, 2002. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 2002 (applicable to production from July 2002 through September 2002) and (ii) the year ended December 31, 2002 (applicable to production from October 2001 through September 2002):

                        QUARTER ENDED DECEMBER 31, 2002

                                                             SOUTH       OFFSHORE
                                              JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                             -----------   ---------    ----------   -----------
Revenues:
  Liquids..................................  $ 4,681,898   $ 447,192    $   74,525   $ 5,203,615
  Natural gas..............................       72,238     142,153     1,159,979     1,374,370
                                             -----------   ---------    ----------   -----------
                                             $ 4,754,136   $ 589,345    $1,234,504   $ 6,577,985
Production costs and expenses(1)...........   (2,839,178)   (228,020)     (224,958)   (3,292,156)
Capital expenditures.......................   (1,063,734)         --         1,674    (1,062,060)
                                             -----------   ---------    ----------   -----------
                                              (3,902,912)   (228,020)     (223,284)   (4,354,216)
Net Proceeds...............................  $   851,224   $ 361,325    $1,011,220   $ 2,223,769
                                             ===========   =========    ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $        --   $ 185,810    $  682,805   $   868,615
                                             ===========   =========    ==========
Fee Lands Royalties...............................................................        14,167
                                                                                     -----------
Royalties paid to the Trust.......................................................   $   882,782
                                                                                     ===========

                          YEAR ENDED DECEMBER 31, 2002

                                                            SOUTH       OFFSHORE
                                            JAY FIELD      PASS 89      LOUISIANA       TOTAL
                                           ------------   ----------   -----------   ------------
Revenues:
  Liquids................................  $ 18,351,003   $2,111,783   $   395,332   $ 20,858,118
  Natural gas............................       155,912    1,443,237     4,027,250      5,626,399
                                           ------------   ----------   -----------   ------------
                                           $ 18,506,915   $3,555,020   $ 4,422,582   $ 26,484,517
Production costs and expenses(1).........   (11,556,818)    (549,999)   (1,181,474)   (13,288,291)
Capital expenditures.....................    (9,505,817)    (117,698)   (1,502,637)   (11,126,152)
                                           ------------   ----------   -----------   ------------
                                            (21,062,635)    (667,697)   (2,684,111)   (24,414,443)
Net Proceeds.............................  $ (2,555,720)  $2,887,323   $ 1,738,471   $  2,070,074
                                           ============   ==========   ===========   ============
Overriding Royalties paid to the
  Trust(2)...............................  $    450,771   $1,448,808   $   682,805   $  2,582,384
                                           ============   ==========   ===========
Fee Lands Royalties...............................................................         33,857
                                                                                     ------------
Royalties paid to the Trust.......................................................   $  2,616,241
                                                                                     ============

---------------

(1) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2002 was approximately $96,342 and $389,649, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The 2002 royalty income for the Offshore Louisiana property has been reduced by $979,800 of excess production costs arising in 2001. The Jay Field and South Pass 89 properties have excess production costs of $3,457,264 and $10,295 respectively, as of December 31, 2002.

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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 2002. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 2002, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2002.

                                                                        PRODUCTIVE WELLS(1)
         PRODUCTIVE                                               -------------------------------
     PROPERTY AND YEAR                             ACRES               OIL               GAS
          IN WHICH                           -----------------    --------------    -------------
    PRODUCTION COMMENCED       LOCATION       GROSS      NET      GROSS     NET     GROSS    NET
    --------------------       --------      -------    ------    -----    -----    -----    ----
Jay Field (1970)(2).........  Onshore        184,472(3) 62,150(3)   96     32.34      1       .34
                              Alabama
                              and Florida
South Pass 89 (1982)........  Offshore         5,000     1,250      14      3.50      2       .50
                              Louisiana
Offshore Louisiana
(1968)(4)...................  Offshore        22,500     4,708      12(5)   1.50     30(5)   6.72
                              Louisiana
                                             -------    ------     ---     -----     --      ----
                                             211,972    68,108     122     37.34     33      7.56
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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 31,700 gross acres, approximately 3,865 acres of which were under lease as of December 31, 2002.

                OIL AND GAS SALES FROM THE PRODUCTIVE PROPERTIES

OIL SALES

     In addition to crude oil sold to third parties, crude oil from South Pass 89 is sold to an affiliate which sells it to third parties at "spot" prices. For purposes of computing the payments attributable to the Overriding Royalties, Net Proceeds include the proceeds from the sales by the affiliate after deduction of applicable transportation costs.

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

GAS AND LIQUIDS SALES

     Natural gas from the Productive Properties is sold to an affiliate, which transports the offshore gas onshore, and sells that gas to third parties at market prices under contracts typical of those prevailing in the industry.

     The Working Interest Owner generally retained the right to revenue from liquids contained in the gas sold offshore Louisiana. Depending upon the prices prevailing from time to time for natural gas relative to those for gas liquids, all or a portion of such gas is processed at plants located onshore Louisiana to remove the liquids. Both these liquids and the liquids available at the tailgate of the Jay Field processing plant are sold by an affiliate to third parties, some of which is transported by the affiliate prior to the sale. Propane and virtually all of the other liquids are sold by the affiliate at published "spot" prices. Natural gas is settled by the Operator on a percent of proceeds basis.

     For purposes of computing the payments attributable to the Overriding Royalties, Net Proceeds include the proceeds from the natural gas and liquids sales by the affiliate after deduction of applicable transportation and processing costs.

     Due to the state of the gas industry and the marketing strategies used by different purchasers and producers, it is not uncommon for certain working interest owners in a property to be overproduced and to have delivered more gas than such owner was entitled to sell, leaving the other working interest owners underproduced. As a result, an imbalance may develop between the various working interest owners regarding the amount of gas to which each is entitled and the amount each actually takes and sells. The Working Interest Owner uses the "entitlement" method of recording gas production, which results in revenues being recognized on the Working Interest Owner's share of production regardless of which party's purchaser has actually taken and paid for the gas. The Working Interest Owner makes distributions to the Trust based upon its entitled share of production at the relevant contractual prices. The Working Interest Owner's actual receipts depend on the price it receives when the imbalances are reconciled, adjustments to the Working Interest Owner's recorded revenues have been made in the past and may be made in the future. To the extent that any such adjustments decrease the revenues recorded by the Working Interest Owner because gas prices were lower at the time the Working Interest Owner's gas was actually delivered than when the revenues were originally recorded, or for other reasons, future distributions to the Trust would be reduced.

     The laws and regulations governing the prices which the Working Interest Owner receives from the sale of oil and gas from the Productive Properties and the taxes paid with respect to the production are complex, often ambiguous and subject to alteration, often with retroactive effect. If the Working Interest Owner does not properly interpret the applicable law or regulations in a manner consistent with later determinations and interpretations of regulatory authorities or of the courts, the Working Interest Owner may be required to refund amounts previously collected plus interest, which may be substantial if a long period passes between the time of the overcharge and the determination that a refund is required. See "Terms and Operation of the Trust -- Terms of the Conveyances" for information regarding the effect of any refunds on Unit holders.

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 2000, 2001 and 2002:

                                                                     NET WELLS
                                                               ----------------------
                                                               OIL      GAS      DRY
2000                                                           ----    -----    -----
     Exploratory............................................     --    0.333      --
     Development............................................     --       --      --

        2001
     Exploratory............................................     --    0.250      --
     Development............................................     --       --      --

        2002
     Exploratory............................................     --       --       --
     Development............................................   0.340      --       --

     At December 31, 2002, one well was in progress on the Productive
Properties.

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 2002:

  Jay Field

     Capital expenditures totaled approximately $9.5 million in 2002, primarily due to developmental drilling at the McDavid Lands 37-5 well. In addition, there were capital expenditures related to nitrogen purchases for injections and capital workovers.

  South Pass 89

     Capital expenditures of approximately $118,000 were incurred in 2002, primarily for the plugging of the South Pass 89 B-13 well.

  Offshore Louisiana

     Capital expenditures of approximately $1.5 million were incurred in 2002, primarily for the drilling of a new well at South Marsh Island 76, which began at the end of 2001.

FEE LANDS

     Approximately 3,865 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 2002. There were no wells drilled on the Fee Lands in 2002.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 2002 ESTIMATES

     Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2002 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2002. A copy of Miller and Lents' letter, dated April 2, 2003, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2002; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 2002 were approximately $85.9 million, and the present value of such future net revenues was approximately $42.2 million. (The estimates as of September 30, 2001, were $98.1 million and $48.8 million, respectively, before giving effect to approximately $2.1 million in distributions during 2002.)

     The estimates of future net revenues as of September 30, 2002 reflect a 12% decrease in future net revenues, and a 13.5% decrease in the present value of future net revenues from those estimated as of September 30, 2001, after adjusting those 2001 estimates for the estimated distributions related to the twelve months of production ended September 30, 2002. The decrease resulted primarily from lower prices as compared with September 30, 2001. The decrease in 2002 estimated future net revenues attributable to the Trust from the 2001 estimates (after adjusting for production) was primarily attributable to Jay Field, where this estimate decreased by approximately $9.2 million. This decrease was partially offset by a $2.9 million increase attributed to Offshore Louisiana. The estimated decrease in Jay Field is attributable to a revision due to field performance.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $0.7 million for the twelve months ending September 30, 2003. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2002, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $13.2 million for the period from October 1, 2002 through September 30, 2003. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                      (MILLER AND LENTS, LTD. LETTERHEAD)

                                 April 2, 2003

JPMorgan Chase Bank, Trustee
LL&E Royalty Trust
700 Lavaca, 5(th) Floor
Austin, TX 78701-3102

                                          Re:     LL&E Royalty Trust
                                              As of September 30, 2002
                                              00-97-5013
Ladies and Gentlemen:

     In response to your request, we estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by Burlington Resources Inc. (the "Company") in certain properties associated with the LL&E Royalty Trust (the "Trust") interest.

     The estimated proved imputed reserves and future net revenues, discounted at 10 percent per annum, net to the interests owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2002, are as follows:

                             Net Proved Imputed Reserves and Revenues(1)
                    --------------------------------------------------------------
                        Crude Oil,                                 Net Revenues
                      Condensate, and     Natural   Future Net   Discounted at 10%
                    Natural Gas Liquids    Gas,     Revenues,        Per Year,
 Reserve Category         MBbls.           MMcf         M$              M$
------------------  -------------------   -------   ----------   -----------------
Proved Developed           2,850           5,570      85,897          42,187
Proved Undeveloped             0               0           0               0
                           -----           -----      ------          ------
  Total Proved             2,850           5,570      85,897          42,187
                           =====           =====      ======          ======

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

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       April 2, 2003
LL&E Royalty Trust                                                       Page  2

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

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                 Estimated Net Revenues to the Trust(1)
                 --------------------------------------
For Production   From Proved   From Proved   From Total
During the 12     Developed    Undeveloped     Proved
 Months Ended     Reserves,     Reserves,    Reserves,
 September 30        M$            M$            M$
--------------   -----------   -----------   ----------
       2003         3,535           --          3,535
       2004         5,930           --          5,930
       2005         5,619           --          5,619
       2006         5,016           --          5,016
       2007         6,399           --          6,399
       2008         5,683           --          5,683
  Remainder        53,715           --         53,715
                   ------         ----         ------
      Total        85,897            0         85,897
                   ======         ====         ======

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

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       April 2, 2003
LL&E Royalty Trust                                                       Page  3

     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

                                       Last Year of
                    Estimated Future    Estimated
                    Net Revenues to      Economic
                       The Trust,        Life of
     Property            M$(1)           Reserves
------------------  ----------------   ------------
Jay Field                77,909            2028
South Pass 89             1,718            2005
Offshore Louisiana        6,148            2013
Fee Lands                   122            2014
                        -------
  Total                  85,897
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

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       April 2, 2003
LL&E Royalty Trust                                                       Page  4

dismantlement costs to the Company's working interest are $2.3 million for South Pass 89, $8.7 million for the Jay Field, and $2.2 million for the Offshore Louisiana properties. As of September 30, 2002, the South Pass 89 and the Offshore Louisiana properties' estimated abandonment costs were fully escrowed. The Jay Field escrow balance is $4.5 million, leaving an additional $4.1 million attributable to the Company's working interest to be escrowed in the future.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. Excess production costs to the Company's working interest as of September 30, 2002 were $3,457,300 for Jay Field and $10,295 for South Pass 89 Field. The Jay Field excess production costs are primarily the result of capital expenditures associated with drilling costs related to the McDavid Lands 37-5 well and costs associated with tubing upsize projects and nitrogen purchases.

     The estimated future net revenues have been determined, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as represented by the Company to be in effect as of September 30, 2002, to the estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of current economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties.

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

                                  Estimated future
                                  net revenues to the
Imputed proved reserves           Trust                         Estimated net proved
to the Trust (expressed     =     -------------------     X     reserves of the Company
in barrels or Mcf)                Estimated future              (barrels or Mcf)
                                  gross revenues
                                  to the Company(2)

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       April 2, 2003
LL&E Royalty Trust                                                       Page  5

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

     The extent and character of ownership, reversions, product prices, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. No field inspections or well tests were conducted by Miller and Lents, Ltd. personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

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

CAB/ket

                                                                        Appendix
                          PROVED RESERVES DEFINITIONS
                               IN ACCORDANCE WITH
               SECURITIES AND EXCHANGE COMMISSION REGULATION S-X

PROVED OIL AND GAS RESERVES

     Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e, prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements but not on escalations based upon future conditions.

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

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26% for the first $175,000, and 28% of the excess over $175,000. If a noncorporate taxpayer's income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. For tax years beginning in 2001-2004, the noncorporate taxpayer's exemption amount is $49,000 in the case of joint returns or surviving spouses, $35,750 in the case of unmarried individuals who are not surviving spouses, $24,500 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly, the exemption amounts are reduced by 25% of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

     A withholding tax is imposed on partnerships in an amount equal to the United States tax on effectively connected taxable income which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject, which is currently 38.6% for individuals and 35% for corporations. A foreign partner's share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of (i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership's tax year for which the tax is paid. Future regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

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

     A Unit holder whose Units are loaned to a "short seller" to cover a short sale of Units may be considered as having disposed of those Units. If so, the Unit holder would no longer be a partner in the Partnership and would likely recognize gain or loss from the disposition. As a result the Partnership's items of income and loss would not be recognized by the Unit holder, and any cash distributions to the Unit holder would constitute ordinary income. The IRS has announced that it is studying tax issues relating to the tax treatment of short sales of partnership interests.

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 2002 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

     The Code requires a payor to withhold 30% of any reportable payment if the payee fails to furnish his taxpayer identification number ("TIN") to the payor in the required manner or to establish an exemption from the requirement or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Accordingly, a Unit holder may avoid backup withholding by furnishing his correct TIN to the Trustee of the Trust. Any Unit holder who does not provide his TIN to the Trustee should consult his tax advisor concerning the applicability of the backup withholding provisions to his distributions from the Trust.

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

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but accords a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after 12/31/01 and ending before 01/01/03, 57.5% of excess itemized deductions (defined as the amount by which federal itemized deductions exceed the federal standard deduction designated for the individual's filing status) may be deducted from Louisiana taxable income. Effective for tax years beginning on or after 1/1/03 the excess itemized deduction is repealed in its entirety. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

  Florida

     Florida does not impose an income tax on individuals, partnerships or private trusts. The Trust has received a Technical Assistance Advisement from the Florida Department of Revenue ("FDR") indicating that the Trust and the Partnership are not subject to taxation under the Florida Income Tax Code. However, the Partnership must file an annual information return disclosing distributive shares of the Working Interest Owner and the Trust.

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

     Florida also imposes an intangibles tax on individuals, corporations, partnerships, and fiduciary filers. The intangible base includes notes receivable, investments, and accounts receivable (less a reasonable allowance for uncollectible accounts). For individual intangible tax returns, the first $20,000 of the taxable intangible base is exempt. The exemption is $40,000 for married filing jointly. The rate for individuals, corporations, partnerships, and fiduciary filers is .001. The rate is applied to the intangible base to determine the intangible tax liability.

  Alabama

     Alabama imposes an income tax on all income of resident individuals (but allows a credit for income taxes paid to other states by Alabama residents) and on the income derived from Alabama sources by nonresident individuals. Royalty income earned from property located within Alabama is considered income derived from Alabama sources for this purpose. Therefore, individual Unit holders who are not residents of Alabama are subject to Alabama income tax on income from the Royalties allocated to Alabama. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Alabama based upon the ratio of Alabama income to total gross income. The rates for individuals range from a low of 2 percent to a high of 5 percent.

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

     The Alabama Business Privilege and Corporate Shares Tax Act was enacted in November 1999 effective for all taxable years or periods beginning on or after December 31, 1999. The Act provides for a Business Privilege Tax and a corporate Shares Tax. These new taxes replace the franchise tax formerly imposed on foreign and domestic corporations. After 2001 the shares tax is repealed.

     The Privilege Tax is imposed on the net worth of domestic and foreign corporations, limited liability entities, and disregarded entities. For the Privilege Tax, net worth is the sum of the corporation's outstanding capital stock and any additional paid-in-capital, (but without reduction for treasury stock), and retained earnings. The portion of the net worth subject to the privilege tax is determined by applying the corporation's Alabama income tax apportionment factor to the net worth base. The rate is determined by the entity's federal taxable income in Alabama. The rate ranges from $.25 to $1.75 for each $1,000 of net worth in Alabama. Minimum tax is $100 and maximum tax is $15,000 for all years after 2000. For financial institutions and insurance companies, the maximum tax is $3,000,000.

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $0.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5% of the market value of oil. The gas tax is subject to an annual rate adjustment each July 1, but to not less than $0.07 per mcf. Florida generally imposes a severance or production tax of 8% of the actual value of oil production and a tax on gas. The gas tax rate is the gas base rate of $0.171 per mcf times the gas base rate adjustment. Beginning July 1, 1987, the gas base rate adjustment is determined by the FDR annually on July 1. Alabama generally imposes a privilege tax on gas production or severance at the rate of 8% and a conservation tax of 2% of the actual value of oil and gas production (the 2% rate is reduced to 1% for certain wells for which the initial permits were obtained between July 1, 1996 and July 1, 2002).

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

AVAILABLE INFORMATION

     The Trust does not maintain an internet address or a website, and therefore does not make copies of its reports under the Exchange Act available in that manner. The Trust's filings under the Exchange Act are available electronically from the website maintained by the Securities and Exchange Commission at http://www.sec.gov. The Trust will also provide electronic copies of its recent filings free of charge upon request to the Trustee, and will provide paper copies of its recent filings for its costs of reproduction upon request to the Trustee.

ITEM 2.  PROPERTIES

     Reference is made to "Item 1. Business" for the information required by this item.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2002 and 2001.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2002 and 2001

(applicable to production for October 2001 through September 2002 and October 2000 through September 2001) are also included in the table below.

                                             2002 QUARTER ENDED                          2001 QUARTER ENDED
                                  -----------------------------------------   -----------------------------------------
                                  MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                  --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High sales price..............  $  2.81    $   3.01    $ 1.92    $   1.89   $  4.90    $   4.95   $   4.25   $   3.46
  Low sales price...............     2.01        1.40      1.26        1.33      3.50        3.30       3.00       2.01
Distributions per Unit..........  $0.0404    $ 0.0118    $0.019    $ 0.0382   $0.2117    $ 0.2017   $ 0.1462   $ 0.0653

     The total number of Unit holders of record as of March 14, 2003 was 4,924.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        2002         2001          2000          1999         1998
                                     ----------   -----------   -----------   ----------   ----------
Revenues...........................  $2,616,241   $12,389,988   $11,827,229   $2,301,156   $9,886,679
Cash earnings......................   2,055,121    11,860,132    11,318,002    1,754,106    9,360,223
Cash distributions to Unit
  holders..........................   2,076,828    11,867,057    11,294,643    1,756,268    9,361,986
Cash distributions per Unit........  $   0.1094   $    0.6249   $    0.5947   $  0.09250   $  0.49300

                                                            AS OF DECEMBER 31,
                                     ----------------------------------------------------------------
                                        2002         2001          2000          1999         1998
                                     ----------   -----------   -----------   ----------   ----------
Trust Corpus.......................  $2,046,528   $ 2,148,235   $ 2,382,160   $2,506,801   $2,584,963

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $17 thousand in 2002, increased by $208 thousand in 2001 and reduced by $50 thousand in 2000 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2002 is not indicative of the fair market value of the interests held by the Trust.

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (the "Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of December 31, 2002, the Trust was in an accumulated deficit position of approximately $3.5 million with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. The Trust had net revenue of approximately $2.0 million through April, 2003. Based on current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the remainder of 2003, timing of hydrocarbon production, the level of capital expenditures, the timing and ability to recoup accumulated deficit amounts with respect to the Jay Field, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers."

     If the Trust's net revenues for 2003 are below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

     If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. Except in connection with any proposed non-cash sale as described above, no approval of the Unit holders will be required or solicited in connection with the sale of the Trust's assets after termination of the Trust.

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2002, 2001 and 2000 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 2002, 2001 and 2000, respectively.

     Distributions to Unit holders for 2002, 2001 and 2000 amounted to $2,076,828 ($0.1094 per Unit), $11,867,057 ($0.62,49 per Unit), and $11,294,643
($0.5947 per Unit), respectively. During these years, the Trust received cash of $2,616,241, $12,389,988, and $11,827,229, respectively, from the Working
Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                           YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                    2002             2001             2000
                                                ------------     ------------     ------------
Net Proceeds:
  Revenues....................................  $ 26,484,517     $ 40,286,079     $ 42,325,896(1)
  Production costs and expenses...............   (13,288,291)     (12,702,119)     (14,014,748)
  Capital expenditures........................   (11,126,152)      (6,555,572)      (6,693,287)
                                                ------------     ------------     ------------
          Net Proceeds........................  $  2,070,074     $ 21,028,388     $ 21,617,861
                                                ============     ============     ============
Royalties paid to the Trust:
  Overriding Royalties........................  $  2,582,384     $ 12,180,952     $ 11,654,234
  Fee Lands Royalties.........................        33,857          209,036          172,995
                                                ------------     ------------     ------------
          Royalties paid to the Trust.........  $  2,616,241     $ 12,389,988     $ 11,827,229
                                                ============     ============     ============

---------------
(1) Liquids and Natural Gas Revenues for the year ended December 31, 2000 ($44,263,664) less Special Costs Escrow ($1,937,768)

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately $13.8 million or 34 percent during the 2002 operating period compared to the same operating period in 2001. Revenues decreased approximately $9.4 million due to lower natural gas and crude oil prices and decreased approximately $4.4 million due to lower production volumes. Revenues decreased approximately $2 million in 2001 as compared to the same period in 2000 due to lower Special Costs related to funds escrowed in connection with estimated future dismantlement costs.

     Average natural gas prices received in 2002 decreased to $2.86 per thousand cubic feet ("mcf") from $5.63 per mcf in 2001. Average crude oil prices decreased to $23.51 per barrel in 2002 from $27.78 per barrel in 2001 while natural gas liquids prices decreased to $16.84 per barrel in 2002 from $23.62 in 2001. Average crude oil prices increased to $27.78 per barrel in 2001 from $27.25 per barrel in 2000 and natural gas liquids prices increased to $23.62 per barrel in 2001 from $23.40 in 2000. Average natural gas prices increased in 2001 to $5.63 per mcf from $3.32 per mcf in 2000.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $0.6 million or 5 percent during the 2002 operating period compared to the same operating period in 2001. The increase in the 2002 operating period was primarily due to higher lease operating expenses related to expense workovers at Jay Field property and lower credits related to third party processing at the South Pass 89 property. Production costs and expenses decreased approximately $1 million or 9 percent during the 2001 operating period compared to the same period in 2000. The decrease in 2001 was primarily due to lower lease operating expenses incurred related to expense workovers at Jay Field.

     Capital expenditures increased approximately $4.6 million or 70 percent in the 2002 operating period compared to 2001 and increased approximately $0.1 million or 2 percent in the 2001 operating period compared to 2000. The increase in 2002 capital expenditures was primarily due to increased drilling activities at the McDavid Land 37-5 well on Jay Field and the Offshore property at South Marsh Island 76. In addition, capital expenditures increased in part due to nitrogen purchases for injection as well as capital workovers performed on Jay Field.

     The Trust's Fee Lands Royalties decreased approximately 84 percent in the 2002 operating period compared to an increase of 21 percent in the 2001 operating period. The amount of Fee Lands leased as of December 31, 2002 was approximately 3,865 acres compared to 3,849 acres leased at December 31, 2001.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust's monthly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Oil and natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owner. Factors that contribute to price fluctuation include, among others:

     - political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

     - worldwide economic conditions;

     - weather conditions;

     - the supply and price of foreign natural gas;

     - the level of consumer demand;

     - the price and availability of alternative fuels;

     - the proximity to, and capacity of, transportation facilities; and

     - the effect of worldwide energy conservation measures.

     Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Royalty revenues......................................  $ 2,616,241   $12,389,988   $11,827,229
Trust administrative expenses.........................     (561,120)     (529,856)     (509,227)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $ 2,055,121   $11,860,132   $11,318,002
Changes in undistributed cash.........................       21,707         6,925       (23,359)
                                                        -----------   -----------   -----------
Cash distributions....................................  $ 2,076,828   $11,867,057   $11,294,643
                                                        ===========   ===========   ===========
Cash distributions per unit...........................  $    0.1094   $    0.6249   $    0.5947
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 2002 AND 2001

                                                                  2002            2001
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $     12,528    $     34,235
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (74,248,000)    (74,168,000)
                                                              ------------    ------------
     Total assets...........................................     2,046,528    $  2,148,235
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,046,528    $  2,148,235
Contingencies (notes 4, 5 and 6)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  2,046,528    $  2,148,235
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                      2002            2001            2000
                                                   -----------    ------------    ------------
Trust corpus, beginning of period (note 3).......  $ 2,148,235    $  2,382,160    $  2,506,801
Cash earnings....................................    2,055,121      11,860,132      11,318,002
Cash distributions...............................   (2,076,828)    (11,867,057)    (11,294,643)
Amortization of royalty interests (note 3).......      (80,000)       (227,000)       (148,000)
                                                   -----------    ------------    ------------
Trust corpus, end of period......................  $ 2,046,528    $  2,148,235    $  2,382,160
                                                   ===========    ============    ============

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (the "Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of December 31, 2002, the Trust was in an accumulated deficit position of approximately $3.5 million with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. The Trust had net revenue of approximately $2.0 million through April 2003. Based on current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the remainder of 2003, timing of hydrocarbon production, the level of capital expenditures, the timing and ability to recoup accumulated deficit amounts with respect to the Jay Field, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See Note 6 "Supplemental Reserve Information."

     If the Trust's net revenues for 2003 are below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees

                               LL&E ROYALTY TRUST
of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

     If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. Except in connection with any proposed non-cash sale as described above, no approval of the Unit holders will be required or solicited in connection with the sale of the Trust's assets after termination of the Trust.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2002, the Fee Lands consisted of approximately 31,700 gross acres.

(3) BASIS OF PRESENTATION

CRITICAL ACCOUNTING POLICIES

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $17 thousand in 2002, increased by $208 thousand in 2001 and reduced by $50 thousand in 2000 as a result of such adjustments.

                               LL&E ROYALTY TRUST

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2002 is not indicative of the fair market value of the interests held by the Trust.

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

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in this Form 10-K for the year ended December 31, 2002, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,700,000 for Jay Field, $2,300,000 for South Pass 89, and $2,200,000 for the Offshore Louisiana property (down from previous estimates of $8,800,000, $2,400,000 and $2,300,000, respectively). The Trust's interests in these properties are equivalent to 50% of the Net Proceeds from Jay Field and South Pass 89 properties and 90% of the Net Proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of December 31, 2002 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2002 reserve report included in this Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field and South Pass 89 properties.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 2002, 2001 and 2000. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with

                               LL&E ROYALTY TRUST
guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2002, 2001 and 2000.

     Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 1999 to September 30, 2000, 2001 and 2002 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                      SEPTEMBER 30,
                                                             -------------------------------
                                                               2002       2001       2000
                                                             --------   --------   ---------
Future net revenues........................................  $ 85,897   $ 98,084   $ 238,030
10% annual discount for estimated timing of net revenues...   (43,710)   (49,287)   (116,761)
                                                             --------   --------   ---------
Present value of future net revenues.......................  $ 42,187   $ 48,797   $ 121,269
                                                             ========   ========   =========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                            IMPUTED            PRESENT VALUE
                                                        PROVED RESERVES          OF FUTURE
                                                      -------------------      NET REVENUES
                                                      LIQUIDS       GAS         (THOUSANDS
                                                      (MBBL)       (MMCF)       OF DOLLARS)
                                                      -------      ------      -------------
Estimated at September 30, 1999.....................   3,997       11,926        $ 56,345
     Production.....................................    (183)       (589)         (13,056)
     Revisions of estimates(1)......................   1,763       3,068           72,345
     Accretion of discount..........................     n/a         n/a            5,635
                                                      ------       ------        --------
Estimated at September 30, 2000.....................   5,577       14,405        $121,269
     Production.....................................    (310)      (1,135)        (12,390)
     Revisions of estimates(1)......................  (1,465)      (6,280)        (72,209)
     Accretion of discount..........................     n/a         n/a           12,127
                                                      ------       ------        --------
Estimated at September 30, 2001.....................   3,802       6,990         $ 48,797
     Production.....................................     (54)       (219)          (2,616)
     Revisions of estimates(1)......................    (898)      (1,201)         (8,873)
     Accretion of discount..........................     n/a         n/a            4,879
                                                      ------       ------        --------
Estimated at September 30, 2002.....................   2,850       5,570         $ 42,187
                                                      ======       ======        ========

                               LL&E ROYALTY TRUST

     The computation of the present value of future net revenues relating to proved reserves at September 30, 2002 was based on actual volume weighted prices represented as being in effect as of September 30, 2002, for natural gas of $2.99 per thousand cubic feet (including the contribution from Natural Gas Liquids at Jay Field) and on crude and condensate volume weighted prices of $28.72 per barrel.

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

                          INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank, Trustee
and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (Trust) as of December 31, 2002 and 2001, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 1 to the financial statements, net revenues in 2002 fell below the Termination Threshold prescribed by the Trust Agreement. Based on current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, if 2003 net revenues fall below the threshold amount, the Trust will be required to terminate effective December 31, 2003.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2002 and 2001, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2002, on the basis of accounting described in Note 3.

                                            KPMG LLP

Houston, Texas
April 2, 2003

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

ITEM 12.  UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 10, 2003.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. JPMorgan Chase Bank as Trustee of the Trust, owns no Units. JPMorgan Chase Bank in its individual capacity (the "Bank") also owns no Units. As of March 14, 2003, the Trust Department of the Bank held no Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

     (c) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JPMorgan Chase Bank and the Company and its subsidiaries have a number of banking and trust relationships.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Working Interest Owner to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the date of this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-4. Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.

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

          The Working Interest Owner is the Managing General Partner of the Partnership, which holds title to the Royalties in which the Trust has an interest. The Managing General Partner is responsible under the terms of the Partnership Agreement for keeping the books and records of the Partnership, and for providing to the Trustee sufficient information concerning the Royalties to permit the Trustee to comply with the reporting obligations of the Trust under the Exchange Act, and with the requirements of the New York Stock Exchange or any other exchange on which the Trust Units may be listed. The Partnership Agreement requires the Managing General Partner to provide specified information to the Trustee by specified dates, and provides that the Managing General Partner will indemnify the Trustee, as Trustee of the Trust, against any loss, liability, damage or expense incurred by the Trustee or arising out of any of the information provided by the Managing General Partner being untimely or incorrect or untrue in any material respect. Under the terms of the Partnership Agreement the Trustee has no obligation to verify the accuracy or completeness of the information provided to the Trustee by the Managing General Partner. The information furnished to the Trustee includes most of the information relevant to the Trust, including all information relating to the Productive Properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other liabilities, the effects of regulatory changes, the number of producing wells and acreage, and plans for future operating and capital expenditures.

          The Working Interest Owner is not the operator of the Productive Properties; accordingly, it obtains the information that it furnishes to the Trustee from the operators of the Productive Properties, each of which is a third party over which neither the Working Interest Owner nor the Trustee has control. Consequently, both the Trust and the Working Interest Owner are dependent upon third parties for information that could be material to the Trust or that could be required to be disclosed in the Trust's periodic or other filings under the Exchange Act. Under the terms of the Trust Agreement, the Trustee is entitled to and does rely upon certain experts in good faith, including (i) the independent petroleum reserve engineers who prepare the annual imputed reserve report included in the Trust's Annual Report on Form 10-K (which reserve report includes projected production, operating expenses and capital expenditures), and
     (ii) independent auditors with respect to audits of financial data provided by the Managing General Partner and Working Interest Owner. The Trustee reviews the information furnished to the Trustee by the Managing General Partner and Working Interest Owner, but makes no independent or direct verification of the reserve data, the operating data, the financial information or other information furnished. Although the Trustee has no reason to believe that its reliance upon experts and upon the Managing General Partner is unreasonable, this reliance may be viewed as a weakness.

     The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required by applicable law.

     (b) Changes in Controls and Procedures. To the knowledge of the Trustee, there have been no significant changes in the Trust's internal controls or in other factors that could significantly affect the Trust's internal controls and procedures subsequent to the date the Trustee completed its evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 2002, 2001 and 2000..........................    42

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 2002 and 2001......................    43

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 2002, 2001 and 2000..........................    43

        Notes to Financial Statements...............................    44

        Independent Auditors' Report................................    50

     (b) REPORTS ON FORM 8-K

     During the fourth quarter of 2002 the Trust filed an Item 9 Report on Form 8-K attaching a certification under Section 906 of the Sarbanes-Oxley Act of 2002.

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.
            99.1          --  Certification pursuant to 18 U.S.C. Section 1350, as adopted
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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  JPMORGAN CHASE BANK, Trustee

Date:  April 14, 2003
                                               By:    /s/ MIKE ULRICH
                                               ---------------------------------
                                                          Mike Ulrich
                                               Vice President and Trust Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                                 CERTIFICATION

     I, Mike Ulrich, certify that:

     1. I have reviewed this annual report on Form 10-K of LL&E Royalty Trust, for which JPMorgan Chase Bank acts as Trustee;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, cash earnings and distributions and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     In giving the foregoing certification in paragraphs 4, 5 and 6, I have relied to the extent I consider reasonable on information provided to me by the Working Interest Owner and the managing general partner of LL&E Royalty Trust.

Date: April 14, 2003                                 /s/ MIKE ULRICH
                                         ----------------------------------------
                                                       Mike Ulrich,
                                             Vice President and Trust Officer
                                                   JPMorgan Chase Bank

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           4*            -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
           28.1*         -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
           28.2*         -- Form of Conveyance of Overriding Royalty Interests for
                            Fort Worth Basin Property.
           28.3*         -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
           28.4*         -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
           28.5*         -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
           28.6*         -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
           28.7*         -- Form of Royalty Deed.
           99.1          -- Certification pursuant to 18 U.S.C. Section 1350, as
                            adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                            of 2002.

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).