Form 10-Q
period 2003-03-31
LL&E ROYALTY TRUST
filed 2003-05-14
CIK 721765

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

For the quarterly period ended March 31, 2003.

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes        No   X

     At May 14, 2003, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
Part II. Other Information
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   15
  Item 4. Controls and Procedures...........................   16
  Item 6. Exhibits and Reports on Form 8-K..................   18
Signature...................................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003. The cash earnings and distributions for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year 2003.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2003           2002
                                                              -----------    -----------
Royalty revenues............................................  $ 1,665,995    $   900,619
Trust administrative expenses...............................     (201,947)      (146,484)
                                                              -----------    -----------
Cash earnings...............................................    1,464,048        754,135
Changes in undistributed cash...............................        5,014         12,960
                                                              -----------    -----------
Cash distributions..........................................  $ 1,469,062    $   767,095
                                                              ===========    ===========
Cash distributions per Unit.................................  $    0.0774    $    0.0404
                                                              ===========    ===========
Units outstanding...........................................   18,991,304     18,991,304
                                                              ===========    ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                  (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
                                                                  2003            2002
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $      7,514    $     12,528
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (74,278,000)    (74,248,000)
                                                              ------------    ------------
          Total assets......................................  $  2,011,514    $  2,046,528
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,011,514    $  2,046,528
Contingencies (note 6)......................................
                                                              ------------    ------------
          Total liabilities and Trust Corpus................  $  2,011,514    $  2,046,528
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2003           2002
                                                              -----------    ----------
Trust Corpus, beginning of period (note 3)..................  $ 2,046,528    $2,148,235
Cash earnings...............................................    1,464,048       754,135
Cash distributions..........................................   (1,469,062)     (767,095)
Amortization of royalty interest (note 3)...................      (30,000)      (36,000)
                                                              -----------    ----------
Trust Corpus, end of period.................................  $ 2,011,514    $2,099,275
                                                              ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
(1) FORMATION OF THE TRUST

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years ("the Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues received of $2.1 million by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of March 31, 2003, the Trust was in an accumulated deficit position of approximately $2.6 million with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through March 31, 2003 were $1.46 million. Through May 2003, the Trust has net revenues of approximately $2.3 million and the accumulated deficit on the Jay Field is approximately $967,000. Based on current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the remainder of 2003, timing and level of hydrocarbon

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2003

production, the level of capital expenditures, the timing and ability to recoup accumulated deficit amounts with respect to the Jay Field, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers" in the Trust's 2002 Annual Report on Form 10-K.

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

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2003

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2003, the Fee Lands consisted of approximately 22,032 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2003, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002.

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2003

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

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2003

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2002, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,700,000 for Jay Field, $2,300,000 for South Pass 89, and $2,200,000 for the
Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2003, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                               LL&E ROYALTY TRUST

                                 MARCH 31, 2003

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following review of the Trust's financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

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

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues received of $2.1 million by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of March 31, 2003, the Trust was in an accumulated deficit position of approximately $2.6 million with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through March 31, 2003 were $1.46 million. Through May 2003, the Trust had net revenues of approximately $2.3 million and the accumulated deficit on the Jay Field is approximately $967,000. Based on current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the remainder of 2003, timing and level of hydrocarbon production, the level of capital expenditures, the timing and ability to recoup accumulated deficit amounts with respect to the Jay Field, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers."

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2002, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,700,000 for the Jay Field property, $2,300,000 for the South Pass 89 property, and $2,200,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2003, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2003 and 2002 (the 2003 and 2002 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 2002 (the "Current Operating Period") and October through December of 2001 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 2003 and 2002 First Quarters amounted to $1,469,062 ($0.0774 per Unit) and $767,095 ($0.0404 per Unit), respectively.
During these periods, the Trust received cash of $1,665,995 and $900,619, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2003 and 2002 First Quarters were as follows:

                                                          2003         2002
                                                         -------      -------
January................................................  $0.0294      $0.0228
February...............................................   0.0255       0.0072
March..................................................   0.0225       0.0104
                                                         -------      -------
                                                         $0.0774      $0.0404
                                                         =======      =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2003 and 2002:

                               FIRST QUARTER 2003

                                                             SOUTH      OFFSHORE
                                              JAY FIELD     PASS 89    LOUISIANA       TOTAL
                                             -----------   ---------   ----------   -----------
Revenues:
  Liquids..................................  $ 4,698,977   $ 234,018   $  138,986   $ 5,071,981
  Natural gas..............................      150,140     509,565    1,511,294     2,170,999
                                             -----------   ---------   ----------   -----------
                                             $ 4,849,117   $ 743,583   $1,650,280   $ 7,242,980
Production costs and expenses(1)...........   (2,424,199)   (121,322)    (163,494)   (2,709,015)
Capital expenditures.......................   (1,579,253)         --           --    (1,579,253)
                                             -----------   ---------   ----------   -----------
Net Proceeds...............................  $   845,665   $ 622,261   $1,486,786   $ 2,954,712
                                             ===========   =========   ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................           --   $ 312,571   $1,338,108   $ 1,650,679
                                             ===========   =========   ==========
Fee Lands Royalties..............................................................        15,316
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 1,665,995
                                                                                    ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2003 First Quarter was $87,923. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The Jay Field and South Pass 89 properties have excess production costs of $2,611,599 and $13,176, respectively, as of March 31, 2003.

                               FIRST QUARTER 2002

                                                          SOUTH PASS    OFFSHORE
                                             JAY FIELD        89        LOUISIANA       TOTAL
                                            -----------   ----------   -----------   -----------
Revenues:
  Liquids.................................  $ 5,276,722   $  888,208   $    86,545   $ 6,251,475
  Natural gas.............................       28,540      328,677       790,527     1,147,744
                                            -----------   ----------   -----------   -----------
                                            $ 5,305,262   $1,216,885   $   877,072   $ 7,399,219
Production costs and expenses(1)..........   (3,415,042)    (168,697)     (352,857)   (3,936,596)
Capital expenditures......................   (3,158,386)     (56,571)   (1,416,893)   (4,631,850)
                                            -----------   ----------   -----------   -----------
Net Proceeds..............................  $(1,268,166)  $  991,617   $  (892,678)  $(1,169,227)
                                            ===========   ==========   ===========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $   450,771   $  495,808            --   $   946,579
                                            ===========   ==========   ===========
Fee Lands Royalties...............................................................       (45,960)
                                                                                     -----------
Royalties paid to the Trust.......................................................   $   900,619
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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2003 and 2002:

                                                                     FIRST QUARTER
                                                              ----------------------------
                                                                 2003             2002
                                                              -----------      -----------
Net Proceeds:
  Revenues..................................................  $ 7,242,980      $ 7,399,219
  Production costs and expenses.............................   (2,709,015)      (3,936,596)
  Capital expenditures......................................   (1,579,253)      (4,631,850)
                                                              -----------      -----------
  Net Proceeds..............................................  $ 2,954,712      $(1,169,227)
                                                              ===========      ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $ 1,650,679      $   946,579
  Fee Lands Royalties.......................................       15,316          (45,960)
                                                              -----------      -----------
  Royalties paid to the Trust...............................  $ 1,665,995      $   900,619
                                                              ===========      ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period decreased 2% from the Prior Year's Operating Period primarily as a result of lower production volumes from Jay Field and South Pass 89 in the first quarter of 2003. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $26.96 per barrel, $21.30 per barrel and $4.36 per thousand cubic feet ("mcf"), respectively. In the comparable 2002 period average crude oil, natural gas liquids and natural gas prices were $22.72 per barrel, $16.66 per barrel and $2.34 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period decreased 31% primarily due to lower costs related to expense workovers and lease operating expenses at Jay Field and Offshore Louisiana.

     Capital expenditures decreased 66% in the Current Operating Period compared to the same period in 2002 primarily due to lower costs related to development drilling, capital workovers, and nitrogen purchases at Jay Field and lower costs related to development drilling at Offshore Louisiana.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 6,255 barrels for the Current Operating Period and 32,123 barrels for the Prior Year's Operating Period. Imputed natural gas production was 348,913 thousand cubic feet and 51,954 thousand cubic feet for the respective periods. The decrease in imputed liquid production is primarily a result of excess production costs at Jay Field and decreased revenues at South Pass 89. The increase in imputed natural gas production is attributable to increased revenues at Offshore Louisiana in the first quarter of 2003 as compared to the same period in 2002.

     At March 31, 2003, the Fee Lands consisted of approximately 22,032 gross acres in South Louisiana, approximately 4,086 of which were under lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust's monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owner. Factors that contribute to price fluctuation include, among others:

     - political conditions worldwide, in particular political disruption, war or other armed conflict oil producing regions;

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

ITEM 4. CONTROLS AND PROCEDURES

     a) The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Working Interest Owner to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

                                    PART II

                               OTHER INFORMATION

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

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

Date: May 14, 2003

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

Date: May 14, 2003

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