Form 10-Q
period 2003-06-30
LL&E ROYALTY TRUST
filed 2003-08-14
CIK 721765

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

For the quarterly period ended June 30, 2003.

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

     At August 14, 2003, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   10
Part II. Other Information
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   17
  Item 4. Controls and Procedures...........................   17
  Item 6. Exhibits and Reports on Form 8-K..................   20
Signature...................................................   21

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002. The cash earnings and distributions for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year 2003.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   -------------------------
                                               2003           2002          2003          2002
                                           ------------   ------------   -----------   -----------
Royalty revenues.........................  $ 1,710,681    $   347,241    $ 3,376,676   $ 1,247,860
Trust administrative expenses............     (113,656)      (131,938)      (315,603)     (278,422)
                                           -----------    -----------    -----------   -----------
Cash earnings............................    1,597,025        215,303      3,061,073       969,438
Changes in undistributed cash............      (82,743)         8,297        (77,729)       21,257
                                           -----------    -----------    -----------   -----------
Cash distributions.......................  $ 1,514,282    $   223,600    $ 2,983,344   $   990,695
                                           ===========    ===========    ===========   ===========
Cash distributions per Unit..............  $     .0797    $     .0118    $     .1571   $     .0522
                                           ===========    ===========    ===========   ===========
Units outstanding........................   18,991,304     18,991,304     18,991,304    18,991,304
                                           ===========    ===========    ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $     90,257   $     12,528
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,288,000)   (74,248,000)
                                                              ------------   ------------
          Total assets......................................  $  2,084,257   $  2,046,528
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,084,257   $  2,046,528
Contingencies (note 4)
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  2,084,257   $  2,046,528
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                  2003          2002
                                                              ------------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,046,528    $2,148,235
Cash earnings...............................................    3,061,073       969,438
Cash distributions..........................................   (2,983,344)     (990,695)
Amortization of royalty interest (note 3)...................      (40,000)      (51,000)
                                                              -----------    ----------
Trust Corpus, end of period.................................  $ 2,084,257    $2,075,978
                                                              ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2003
(1) FORMATION OF THE TRUST

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (the "Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues received of $2.1 million by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of June 30, 2003, the Trust was in an accumulated deficit position of approximately $197 thousand with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through June 30, 2003 were $2.98 million. Through August 2003, the Trust had net revenues of approximately $4.1 million, and there was an accumulated deficit at South Pass 89 of approximately $42 thousand. Based on net revenues received to date and current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the

                               LL&E ROYALTY TRUST

                                 JUNE 30, 2003

remainder of 2003, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers" in the Trust's 2002 Annual Report on Form 10-K.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 2003

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2003, the Fee Lands consisted of approximately 22,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2003 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                                 JUNE 30, 2003

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

                                 JUNE 30, 2003

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

     The cumulative escrow balance as of June 30, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2003, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

                               LL&E ROYALTY TRUST

                                 JUNE 30, 2003

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following review of the Trust's financial conditions and results of operations should be read in conjunction with the financial statements and notes thereto.

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

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years ("the Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues received of $2.1 million by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fall below the $5,000,000 Termination Threshold, the Trust will be required to terminate effective December 31, 2003. As of June 30, 2003, the Trust was in an accumulated deficit position of approximately $197 thousand with respect to the Jay Field that will be deducted from the Jay Field's future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through June 30, 2003 were $2.98 million. Through August 2003, the Trust has net revenues of approximately $4.1 million, and there is an accumulated deficit at South Pass 89 of approximately $42 thousand. Based on net revenues received to date and current forecasts, the Trustee estimates that 2003 net revenues will exceed the Termination Threshold. However, whether the Trust's 2003 net revenues are above the Termination Threshold will depend on oil and natural gas prices for the remainder of 2003, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2003 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2003 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers" in the Trust's 2002 Annual Report on Form 10-K.

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

     The cumulative escrow balance as of June 30, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2003, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2003 and 2002 (the 2003 and 2002 "Second Quarters" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 2003 and 2002, respectively, and the periods October 2002 through March 2003 and October 2000 through March 2002 (the 2003 and 2002 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2003 and 2002 Second Quarters totaled $1,514,282 ($0.0797 per Unit) and $223,600 ($0.0118 per Unit), respectively.
During these periods, the Trust received cash of $1,710,681 and $347,241, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2003 and 2002 Second Quarters were as follow:

                                                             2003      2002
                                                            -------   -------
April.....................................................  $0.0266   $0.0079
May.......................................................   0.0169    0.0039
June......................................................   0.0362        --
                                                            -------   -------
                                                            $0.0797   $0.0118
                                                            =======   =======

     Distributions to Unit holders for the First Half of 2003 and 2002 amounted to $2,983,344 ($0.1571 per Unit) and $990,695 ($0.0522 per Unit), respectively.
During these periods, the Trust received cash of $3,376,676 and $1,247,860, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2003:

                              SECOND QUARTER 2003

                                                             SOUTH      OFFSHORE
                                              JAY FIELD     PASS 89    LOUISIANA       TOTAL
                                             -----------   ---------   ----------   -----------
Revenues:
  Liquids..................................  $ 5,428,097   $ 268,542   $  318,894   $ 6,015,533
  Natural gas..............................      128,212      17,713    2,635,609     2,781,534
                                             -----------   ---------   ----------   -----------
                                               5,556,309     286,255    2,954,503     8,797,067
Production costs and expenses(1)...........   (2,451,740)   (111,498)    (330,089)   (2,893,327)
Capital expenditures.......................     (689,682)    (71,957)    (804,416)   (1,566,055)
                                             -----------   ---------   ----------   -----------
Net Proceeds...............................  $ 2,414,887   $ 102,800   $1,819,998   $ 4,337,685
                                             ===========   =========   ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $        --   $  49,079   $1,637,998   $ 1,687,077
                                             ===========   =========   ==========
Fee Lands Royalties..............................................................        23,604
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 1,710,681
                                                                                    ===========

                                FIRST HALF 2003

                                                             SOUTH       OFFSHORE
                                              JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                             -----------   ----------   ----------   -----------
Revenues:
  Liquids..................................  $10,127,073   $  502,560   $  457,880   $11,087,513
  Natural gas..............................      278,352      527,278    4,146,903     4,952,533
                                             -----------   ----------   ----------   -----------
                                              10,405,425    1,029,838    4,604,783    16,040,046
Production costs and expenses(1)...........   (4,875,940)    (232,820)    (493,583)   (5,602,343)
Capital expenditures.......................   (2,268,935)     (71,957)    (804,416)   (3,145,308)
                                             -----------   ----------   ----------   -----------
Net Proceeds...............................  $ 3,260,550   $  725,061   $3,306,784   $ 7,292,395
                                             ===========   ==========   ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $        --   $  361,650   $2,976,106   $ 3,337,756
                                             ===========   ==========   ==========
Fee Lands Royalties...............................................................        38,920
                                                                                     -----------
Royalties paid to the Trust.......................................................   $ 3,376,676
                                                                                     ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2003 Second Quarter and 2003 First Half was $86,239 and $174,162, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 2003, excess production costs to be recovered from future revenues totaled $196,713 for the Jay Field property and $8,533 for the South Pass 89 property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2002:

                              SECOND QUARTER 2002

                                                              SOUTH     OFFSHORE
                                                JAY FIELD    PASS 89    LOUISIANA      TOTAL
                                               -----------   --------   ---------   -----------
Revenues:
  Liquids....................................  $ 4,238,461   $267,096   $  90,037   $ 4,595,594
  Natural gas................................       21,139    411,642     707,312     1,140,093
                                               -----------   --------   ---------   -----------
                                                 4,259,600    678,738     797,349     5,735,687
Production costs and expenses(1).............   (2,659,655)   (47,372)   (320,831)   (3,027,858)
Capital expenditures.........................   (3,465,868)   (32,731)    (86,994)   (3,585,593)
                                               -----------   --------   ---------   -----------
Net Proceeds.................................  $(1,865,923)  $598,635   $ 389,524   $  (877,764)
                                               ===========   ========   =========   ===========
Overriding Royalties paid to the Trust(2)....  $        --   $299,317   $      --   $   299,317
                                               ===========   ========   =========
Fee Lands Royalties..............................................................        47,924
                                                                                    -----------
Royalties paid to the Trust......................................................   $   347,241
                                                                                    ===========

                                FIRST HALF 2002

                                                            SOUTH       OFFSHORE
                                             JAY FIELD     PASS 89      LOUISIANA       TOTAL
                                            -----------   ----------   -----------   -----------
Revenues:
  Liquids.................................  $ 9,515,183   $1,155,304   $   176,582   $10,847,069
  Natural gas.............................       49,679      740,319     1,497,839     2,287,837
                                            -----------   ----------   -----------   -----------
                                              9,564,862    1,895,623     1,674,421    13,134,906
Production costs and expenses(1)..........   (6,074,697)    (216,069)     (673,688)   (6,964,454)
Capital expenditures......................   (6,624,254)     (89,302)   (1,503,887)   (8,217,443)
                                            -----------   ----------   -----------   -----------
Net Proceeds..............................  $(3,134,089)  $1,590,252   $  (503,154)  $(2,046,991)
                                            ===========   ==========   ===========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $   450,771   $  795,125   $        --   $ 1,245,896
                                            ===========   ==========   ===========
Fee Lands Royalties...............................................................         1,964
                                                                                     -----------
Royalties paid to the Trust.......................................................   $ 1,247,860
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

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2003 and 2002:

                                                SECOND QUARTER                FIRST HALF
                                           -------------------------   -------------------------
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
Net Proceeds:
  Revenues...............................  $ 8,797,067   $ 5,735,687   $16,040,046   $13,134,906
  Production costs and expenses..........   (2,893,327)   (3,027,858)   (5,602,343)   (6,964,454)
  Capital expenditures...................   (1,566,055)   (3,585,593)   (3,145,308)   (8,217,443)
                                           -----------   -----------   -----------   -----------
  Net Proceeds...........................  $ 4,337,685   $  (877,764)  $ 7,292,395   $(2,046,991)
                                           ===========   ===========   ===========   ===========
Royalties paid to the Trust:
  Overriding Royalties...................  $ 1,687,077   $   299,317   $ 3,337,756   $ 1,245,896
  Fee Lands Royalties....................       23,604        47,924        38,920         1,964
                                           -----------   -----------   -----------   -----------
  Royalties paid to the Trust............  $ 1,710,681   $   347,241   $ 3,376,676   $ 1,247,860
                                           ===========   ===========   ===========   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately 53% in the 2003 Three-Month Operating Period and 22% in the 2003 Six-Month Operating Period versus the comparable periods in 2002 primarily as a result of higher prices which were partially offset by decreased crude oil production at Jay Field and crude oil and natural gas production at South Pass 89.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2003 Three-Month Operating Period attributable to the Productive Properties were $33.25 per barrel, $26.41 per barrel and $6.90 per thousand cubic feet ("mcf"), respectively. In the comparable 2002 period, average crude oil, natural gas liquids and natural gas prices were $20.56 per barrel, $14.36 per barrel and $2.58 per mcf, respectively. In the 2003 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $30.02 per barrel, $23.98 per barrel and $5.50 per mcf, respectively. In the comparable 2002 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $21.75 per barrel, $15.63 per barrel and $2.46 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased 4% in the 2003 Three-Month Operating Period and decreased 20% in the 2003 Six-Month Operating Period, respectively, versus the comparable periods in 2002. The decrease in production costs and expenses for the three and six-month periods is primarily due to a decrease in non-operated workover expenses at Jay Field.

     Capital expenditures decreased 56% and 62% in the 2003 Three-Month Operating Period and the 2003 Six-Month Operating Period, respectively, versus the comparable periods in 2002. The decrease in capital expenditures for the 2003 Three-Month Operating Period as compared to the same period in 2002 was primarily due to a decrease in development drilling and nitrogen purchases at Jay Field, which was partially offset by an increase in development drilling and capital workovers at Offshore Louisiana. The decrease in the 2003 Six-Month Operating Period as compared to the same period in 2002 was primarily due to decreases in development drilling at Jay Field and Offshore Louisiana and lower nitrogen purchases at Jay Field.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 7,287 barrels for the 2003 Three-Month Operating Period and 7,295 barrels for the 2002 Three-Month Operating Period. Imputed natural gas production was 215,065 mcf and 54,768 mcf for the respective periods.

     At June 30, 2003, the Fee Lands consisted of approximately 22,000 gross acres in south Louisiana, approximately 2,900 of which were under lease.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust's monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owner. Factors that contribute to price fluctuation include, among others:

     - political conditions worldwide, in particular political disruption, war or other armed conflict in or affecting oil producing regions;

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

     As of the date of this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-4. Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.

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

     (b) Changes in Controls and Procedures. To the knowledge of the Trustee, there have been no significant changes in the Trust's internal controls that could significantly affect the Trust's internal controls and procedures subsequent to the date the Trustee completed its evaluation.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

        EXHIBIT
         NUMBER                                          DESCRIPTION
        -------                                          -----------
         4*                  --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                                 1983, between the Company and First City National Bank of
                                 Houston, as Trustee.
         28.1*               --  Agreement of General Partnership of LL&E Royalty
                                 Partnership.
         28.2*               --  Form of Conveyance of Overriding Royalty Interests for Fort
                                 Worth Basin Property.
         28.3*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Alabama) Property.
         28.4*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Florida) Property.
         28.5*               --  Form of Conveyance of Overriding Royalty Interests for
                                 Offshore Louisiana Property.
         28.6*               --  Form of Conveyance of Overriding Royalty Interests for South
                                 Pass 89 Property.
         28.7*               --  Form of Royalty Deed.
         31                  --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002
         32                  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                                 Act of 2002

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

     (b) REPORTS ON FORM 8-K

Current reports on Form 8-K were filed with the Securities and Exchange Commission on April 25, 2003, May 23, 2003, June 30, 2003 and July 25, 2003.

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

Date: August 14, 2003

NOTE: Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                          DESCRIPTION
        -------                                          -----------
         4*                  --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                                 1983, between the Company and First City National Bank of
                                 Houston, as Trustee.
         28.1*               --  Agreement of General Partnership of LL&E Royalty
                                 Partnership.
         28.2*               --  Form of Conveyance of Overriding Royalty Interests for Fort
                                 Worth Basin Property.
         28.3*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Alabama) Property.
         28.4*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Florida) Property.
         28.5*               --  Form of Conveyance of Overriding Royalty Interests for
                                 Offshore Louisiana Property.
         28.6*               --  Form of Conveyance of Overriding Royalty Interests for South
                                 Pass 89 Property.
         28.7*               --  Form of Royalty Deed.
         31                  --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002
         32                  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                                 Act of 2002

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).