Form 10-Q
period 2003-09-30
LL&E ROYALTY TRUST
filed 2003-11-14
CIK 721765

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     At November 14, 2003, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   15
  Item 4. Controls and Procedures...........................   16
Part II. Other Information..................................   18
  Item 6. Exhibits and Reports on Form 8-K..................   18
Signature...................................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments, which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002. The cash earnings and distributions for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year 2003.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                           -------------------------   -------------------------
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
Royalty revenues.........................  $ 2,210,771   $   485,599   $ 5,587,447   $ 1,733,459
Trust administrative expenses............     (179,881)     (125,471)     (495,484)     (403,892)
                                           -----------   -----------   -----------   -----------
Cash earnings............................    2,030,890       360,128     5,091,963     1,329,567
Changes in undistributed cash............       88,882           864        11,153        22,121
                                           -----------   -----------   -----------   -----------
Cash distributions.......................  $ 2,119,772   $   360,992   $ 5,103,116   $ 1,351,688
                                           ===========   ===========   ===========   ===========
Cash distributions per Unit..............  $     .1116   $    0.0190   $     .2687   $    0.0712
                                           ===========   ===========   ===========   ===========
Units outstanding........................   18,991,304    18,991,304    18,991,304    18,991,304
                                           ===========   ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $      1,375    $     12,528
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (74,314,000)    (74,248,000)
                                                              ------------    ------------
          Total assets......................................  $  1,969,375    $  2,046,528
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,969,375    $  2,046,528
                                                              ------------    ------------
          Total liabilities and trust corpus................  $  1,969,375    $  2,046,528
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2003          2002
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 2,046,528   $ 2,148,235
Cash earnings...............................................    5,091,963     1,329,567
Cash distributions..........................................   (5,103,116)   (1,351,688)
Amortization of royalty interest (note 3)...................      (66,000)      (63,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 1,969,375   $ 2,063,114
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 2003
(1) FORMATION OF THE TRUST

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years ("the Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5,000,000 Termination Threshold, the Trust would be required to terminate effective December 31, 2003. The Trust's net revenues through September 30, 2003 were $5.1 million. Accordingly, the Trust's 2003 net revenues are above the Termination Threshold for 2003 and thus the Trust will not terminate in 2003.

     If the Trust's net revenues for two successive years falls below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such

                               LL&E ROYALTY TRUST
transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2003, the Fee Lands consisted of approximately 22,000 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2003, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

                               LL&E ROYALTY TRUST

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

     The cumulative escrow balance as of September 30, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2003, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years ("the Termination Threshold"). As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5,000,000 Termination Threshold, the Trust would have been required to terminate effective December 31, 2003. The Trust's net revenues through September 30, 2003 were $5.1 million. Accordingly, the Trust's net revenues are above the Termination Threshold for 2003 and thus the Trust will not terminate in 2003.

     If the Trust's net revenues for two successive years are below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2002, the total future dismantlement costs to the Working Interest Owner are estimated to be $8,700,000 for Jay Field, $2,300,00 for South Pass 89, and $2,200,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of September 30, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2003, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular

Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2003 and 2002 (the 2003 and 2002 "Third Quarter" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 2003 and 2002, respectively, and the periods October 2002 through June 2003 and October 2001 through June 2002 (the 2003 and 2002 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2003 and 2002 Third Quarters amounted to $2,119,772 ($0.1116 per Unit) and $360,992 ($0.0190 per Unit), respectively.
During these periods, the Trust received cash of $2,210,771 and $485,599, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The monthly per Unit distributions for the 2003 and 2002 Third Quarters were as follows:

                                                             2003      2002
                                                            -------   -------
July......................................................  $0.0184   $0.0055
August....................................................   0.0430    0.0100
September.................................................   0.0502    0.0035
                                                            -------   -------
                                                            $0.1116   $0.0190
                                                            =======   =======

     Distributions to Unit holders for the First Nine Months of 2003 and 2002 amounted to $5,103,116 ($0.2687 per Unit) and $1,351,688 ($0.0712 per Unit),
respectively. During these periods, the Trust received cash of $5,587,447 and $1,733,459, respectively, from the Working Interest Owner with respect to the Royalties from the Productive Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2003:

                               THIRD QUARTER 2003

                                                                            OFFSHORE
                                              JAY FIELD    SOUTH PASS 89   LOUISIANA      TOTAL
                                              ----------   -------------   ----------   ----------
Revenues:
  Liquids...................................  $4,974,255     $ 126,803     $  327,769   $5,428,827
  Natural gas...............................     187,792         9,065      2,646,923    2,843,780
                                              ----------     ---------     ----------   ----------
                                               5,162,047       135,868      2,974,692    8,272,607
Production costs and expenses(1)............  (2,776,535)     (145,261)      (407,835)  (3,329,631)
Capital expenditures........................    (843,770)       (7,404)      (883,212)  (1,734,386)
                                              ----------     ---------     ----------   ----------
Net Proceeds................................  $1,541,742     $ (16,797)    $1,683,645   $3,208,590
                                              ==========     =========     ==========   ==========
Overriding Royalties paid to the Trust(2)...  $  672,515     $      --     $1,515,281   $2,187,796
                                              ==========     =========     ==========
Fee Lands Royalties..................................................................       22,975
                                                                                        ----------
Royalties paid to the Trust..........................................................   $2,210,771
                                                                                        ==========

                             FIRST NINE MONTHS 2003

                                                                          OFFSHORE
                                            JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                           -----------   -------------   -----------   -----------
Revenues:
  Liquids................................  $15,101,328    $  629,363     $   785,649   $16,516,340
  Natural gas............................      466,144       536,343       6,793,826     7,796,313
                                           -----------    ----------     -----------   -----------
                                            15,567,472     1,165,706       7,579,475    24,312,653
Production costs and expenses(1).........   (7,652,475)     (378,081)       (901,418)   (8,931,974)
Capital expenditures.....................   (3,112,705)      (79,361)     (1,687,628)   (4,879,694)
                                           -----------    ----------     -----------   -----------
Net Proceeds.............................  $ 4,802,292    $  708,264     $ 4,990,429   $10,500,985
                                           ===========    ==========     ===========   ===========
Overriding Royalties paid to the
  Trust(2)...............................  $   672,515    $  361,650     $ 4,491,387   $ 5,525,552
                                           ===========    ==========     ===========
Fee Lands Royalties.................................................................        61,895
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 5,587,447
                                                                                       ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2003 Third Quarter and 2003 First Nine Months was $83,723 and $257,885, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 2003, excess production costs to be recovered from future revenues totaled $25,330 for South Pass 89.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2002:

                               THIRD QUARTER 2002

                                                                         OFFSHORE
                                           JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                          -----------   -------------   -----------   ------------
Revenues:
  Liquids...............................  $ 4,153,922    $  509,287     $   144,225   $  4,807,434
  Natural gas...........................       33,995       560,765       1,369,432      1,964,192
                                          -----------    ----------     -----------   ------------
                                            4,187,917     1,070,052       1,513,657      6,771,626
Production costs and expenses(1)........   (2,642,943)     (105,910)       (282,828)    (3,031,681)
Capital expenditures....................   (1,817,829)      (28,396)           (424)    (1,846,649)
                                          -----------    ----------     -----------   ------------
Net Proceeds............................  $  (272,855)   $  935,746     $ 1,230,405   $  1,893,296
                                          ===========    ==========     ===========   ============
Overriding Royalties paid to the
  Trust(2)..............................  $        --    $  467,873     $        --   $    467,873
                                          ===========    ==========     ===========
Fee Lands Royalties................................................................         17,726
                                                                                      ------------
Royalties paid to the Trust........................................................   $    485,599
                                                                                      ============

                             FIRST NINE MONTHS 2002

                                                                         OFFSHORE
                                           JAY FIELD    SOUTH PASS 89    LOUISIANA       TOTAL
                                          -----------   -------------   -----------   ------------
Revenues:
  Liquids...............................  $13,669,105    $1,664,591     $   320,807     15,654,503
  Natural gas...........................       83,674     1,301,084       2,867,271      4,252,029
                                          -----------    ----------     -----------   ------------
                                           13,752,779     2,965,675       3,188,078     19,906,532
Production costs and expenses(1)........   (8,717,640)     (321,979)       (956,516)    (9,996,135)
Capital expenditures....................   (8,442,083)     (117,698)     (1,504,311)   (10,064,092)
                                          -----------    ----------     -----------   ------------
Net Proceeds............................  $(3,406,944)   $2,525,998     $   727,251   $   (153,695)
                                          ===========    ==========     ===========   ============
Overriding Royalties paid to the
  Trust(2)..............................  $   450,771    $1,262,998     $        --   $  1,713,769
                                          ===========    ==========     ===========
Fee Lands Royalties................................................................         19,690
                                                                                      ------------
Royalties paid to the Trust........................................................   $  1,733,459
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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Productive Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2003 and 2002.

                                                THIRD QUARTER             FIRST NINE MONTHS
                                          -------------------------   --------------------------
                                             2003          2002          2003           2002
                                          -----------   -----------   -----------   ------------
Net Proceeds:
  Revenues..............................  $ 8,272,607   $ 6,771,626   $24,312,653   $ 19,906,532
  Production costs and expenses.........   (3,329,631)   (3,031,681)   (8,931,974)    (9,996,135)
  Capital expenditures..................   (1,734,386)   (1,846,649)   (4,879,694)   (10,064,092)
                                          -----------   -----------   -----------   ------------
  Net Proceeds..........................  $ 3,208,590   $ 1,893,296   $10,500,985   $   (153,695)
                                          ===========   ===========   ===========   ============
Royalties paid to the Trust:
  Overriding Royalties..................  $ 2,187,796   $   467,873   $ 5,525,552   $  1,713,769
  Fee Lands Royalties...................       22,975        17,726        61,895         19,690
                                          -----------   -----------   -----------   ------------
  Royalties paid to the Trust...........  $ 2,210,771   $   485,599   $ 5,587,447   $  1,733,459
                                          ===========   ===========   ===========   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties increased 22% in the 2003 Three-Month Operating Period versus the comparable period in 2002 primarily as a result of increased commodity prices, which were partially offset by decreased crude oil and natural gas production at South Pass 89. Revenues increased 22% in the 2003 Nine-Month Operating Period versus the comparable period in 2002 primarily as a result of higher commodity prices, which were partially offset by decreased crude oil production at Jay Field and decreased crude oil and natural gas production at South Pass 89.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2003 Three-Month Operating Period attributable to the Productive Properties were $28.76 per barrel, $21.84 per barrel and $5.62 per thousand cubic feet ("mcf"), respectively. In the comparable 2002 period average crude oil, natural gas liquids and natural gas prices were $24.84 per barrel, $17.63 per barrel and $3.21 per mcf, respectively. In the 2003 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $29.60 per barrel, $23.26 per barrel and $5.54 per mcf, respectively. In the comparable 2002 Nine-Month Operating Period average crude oil, natural gas liquids and natural gas prices were $22.63 per barrel, $16.09 per barrel and $2.76 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 10% in the 2003 Three-Month Operating Period versus the comparable period in 2002 primarily due to an increase in severance tax expense and non-operated workover expenses at Offshore Louisiana.

Production costs and expenses decreased 11% in the 2003 Nine-Month Operating Period versus the comparable period in 2002 primarily due to an a decrease in non-operated workover expenses at Jay Field, which were partially offset by an increase in severance tax expense.

     Capital expenditures decreased 6% in the 2003 Three-Month Operating Period versus the comparable period in 2002 primarily due to a decrease in the costs related to development drilling, capital workovers, and nitrogen purchases at Jay Field. These decreases were partially offset by an increase in costs related to development drilling and capital workovers at Offshore Louisiana. Capital expenditures decreased 52% in the Nine-Month Operating Period versus the comparable period in 2002 primarily due to a decrease in costs related to development drilling, capital workovers, and nitrogen purchases at Jay Field.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids and natural gas production was 29,866 barrels and 241,457 mcf, respectively, for the 2003 Three-Month Operating Period and 8,544 barrels and 42,288 mcf, respectively for the 2002 Three-Month Operating Period. Imputed liquids and natural gas production was 43,408 barrels and 805,435 mcf, respectively, for the 2003 Nine-Month Operating Period and 47,962 barrels and 149,010 mcf, respectively for the 2002 Nine-Month Operating Period.

     At September 30, 2003, the Fee Lands consisted of approximately 22,000 gross acres in south Louisiana, approximately 4,100 of which were under lease.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(d) or 15d-15(d). Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.

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

     (b) Changes in Controls and Procedures. To the knowledge of the Trustee, there was no change in the Trust's internal control over financial reporting that occurred during the Trust's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

     (b) REPORTS ON FORM 8-K

Current Reports on Form 8-K were filed with the Securities and Exchange Commission on July 25, 2003, August 26, 2003, September 26, 2003 and October 24, 2003.

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

Date: November 14, 2003

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