Form 10-K
period 2003-12-31
LL&E ROYALTY TRUST
filed 2004-03-24
CIK 721765

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-800-852-1422

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  .  No     .
                                             -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes     .  No   X  .
                                      -----     ------

     As of June 30, 2003, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $58,683,000.

     As of March 24, 2004, 18,991,304 Units of Beneficial Interest in LL&E Royalty Trust.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

================================================================================

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                           PART I
ITEM  1     -- Business.....................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
          Duration and Termination of the Trust.............     5
          Status of the Trust...............................     6
     The Royalties..........................................     6
          Overriding Royalties..............................     6
          Fee Lands Royalties...............................     8
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     8
     The Units..............................................     9
          Distributions and Income Computations.............     9
          Transfer of Units.................................    10
          Periodic Reports..................................    10
          Possible Requirement That Units Be Divested.......    10
          Liability of Unit Holders.........................    11
          Voting by Unit Holders............................    12
          Certain State Law Considerations..................    12
     The Properties.........................................    12
          General...........................................    12
          Description of Productive Properties..............    13
          Description of the Fee Lands......................    14
     Oil and Gas Sales from the Productive Properties.......    15
          Oil Sales.........................................    15
          Gas and Liquids Sales.............................    15
     Exploration and Development Activities.................    16
          Productive Properties.............................    16
          Fee Lands.........................................    16
     Estimates of Petroleum Engineers.......................    16
          September 30, 2003 Estimates......................    16
          Certain Factors Affecting Estimates...............    17
     Industry Conditions and Regulation.....................    25
          Industry Conditions...............................    25
          Regulation........................................    25
     Tax Considerations to Owners of Units..................    25
          Federal Income Tax Considerations.................    25
          IDC Recapture Income to the Company on
          Distribution......................................    33
          Backup Withholding................................    34
          Information Return Filing Requirements............    34
          State Tax Considerations..........................    34
          Severance Taxes...................................    36
          Ad Valorem Taxes..................................    37
          Available Information.............................    37

                                                               PAGE
                                                              NUMBER
                                                              ------
ITEM  2   -- Properties......................................    37
ITEM  3   -- Legal Proceedings...............................    37
ITEM  4   -- Submission of Matters to a Vote of Unit
             Holders.........................................    37

                              PART II
ITEM  5   -- Market for the Registrant's Common Equity,
             Related Unit Holder Matters and Issuer Purchases
             of Equity Securities............................    37
ITEM  6   -- Selected Financial Data.........................    38
ITEM  7   -- Management's Discussion and Analysis of
             Financial Condition and Results of Operation....    38
ITEM  7A  -- Quantitative and Qualitative Disclosures about
             Market Risk.....................................    41
ITEM  8   -- Financial Statements and Supplementary Data.....    42
ITEM  9   -- Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............    50
ITEM  9A  -- Controls and Procedures.........................    50

                              PART III
ITEM  10  -- Directors and Executive Officers of the
             Registrant......................................    51
ITEM  11  -- Executive Compensation..........................    51
ITEM  12  -- Security Ownership of Certain Beneficial
             Owners, Management and Related Unit Holder
             Matters.........................................    51
ITEM  13  -- Certain Relationships and Related
             Transactions....................................    52
ITEM  14  -- Principal Accountant Fees and Services..........    52

                              PART IV
ITEM  15  -- Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................    53
SIGNATURE....................................................    54

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, JPMorgan Chase Bank, formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City,
Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. JPMorgan Chase Bank now serves as Trustee of the Trust. The Trustee's offices are located at 700 Lavaca, Austin, Texas 78701, and its telephone number is 1-800-852-1422. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and Texas and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

     The Trustee may resign and may be removed by a vote of Unit holders owning a majority of the Units. If the Trustee resigns, a successor trustee will be appointed, which must be a national bank meeting certain requirements, including having capital, surplus and undivided profits of at least $100 million.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. In addition, the Working Interest Owner has escrowed $3,000,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust. The Working Interest Owner's estimates of total Special Costs are $13,300,000 for Jay Field, $1,900,000 for South Pass 89 and $2,300,000 for Offshore Louisiana. As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2003 reserve report included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field and South Pass 89 properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing additional funds as described above. The Working

Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

DURATION AND TERMINATION OF THE TRUST

     Unless sooner terminated, the Trust will continue until such time as its net revenues for each of two successive years are less than $5 million per year (the "Termination Threshold"). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration) upon such terms as the Trustee, in its sole discretion, deems to be in the best interests of the Unit holders. After paying or making provision for all liabilities of the Trust, the Trustee will distribute all cash then held by it in its capacity as Trustee. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. See "Status of the Trust".

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5 million Termination Threshold, the Trust would be required to terminate effective December 31, 2003. The Trust's net revenues for the year ended December 31, 2003 were $7.9 million. As the Trust's 2003 net revenues are above the Termination Threshold for 2003, the Trust did not terminate on December 31, 2003.

     If the Trust's net revenues for two successive years falls below $5 million (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily
(a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to JPMorgan Chase Bank's prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any

Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total Special Costs are $13,300,000 for Jay Field, $1,900,000 for South Pass 89 and $2,300,000 for
Offshore Louisiana. The Working Interest Owner has escrowed $4,543,402 for the Jay Field property, $2,600,000 for the South Pass 89 property and $3,000,000 for the Offshore Louisiana property. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 22,000 gross acres in south Louisiana, only approximately 4,300 of which were leased at December 31, 2003. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following unaudited schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 2003 (applicable to production from July 2003 through September 2003) and (ii) the year ended December 31, 2003 (applicable to production from October 2002 through September 2003):

                        QUARTER ENDED DECEMBER 31, 2003

                                                             SOUTH       OFFSHORE
                                               JAY FIELD    PASS 89     LOUISIANA       TOTAL
                                              -----------   --------    ----------   -----------
Revenues:
  Liquids...................................  $ 5,037,421   $273,112    $  303,733   $ 5,614,266
  Natural gas...............................      104,003      5,890     2,291,149     2,401,042
                                              -----------   --------    ----------   -----------
                                              $ 5,141,424   $279,002    $2,594,882   $ 8,015,308
Production costs and expenses(1)............   (2,618,645)   (74,875)     (352,621)   (3,046,141)
Capital expenditures........................   (1,209,952)       (43)       93,194    (1,116,801)
                                              -----------   --------    ----------   -----------
                                               (3,828,597)   (74,918)     (259,427)   (4,162,942)
Net Proceeds................................  $ 1,312,827   $204,084    $2,335,455   $ 3,852,366
                                              ===========   ========    ==========   ===========
Overriding Royalties paid to the Trust(2)...  $   656,414   $101,455    $2,101,910   $ 2,859,779
                                              ===========   ========    ==========
Fee Lands Royalties...............................................................        48,815
                                                                                     -----------
Royalties paid to the Trust.......................................................   $ 2,908,594
                                                                                     ===========

                          YEAR ENDED DECEMBER 31, 2003

                                                            SOUTH       OFFSHORE
                                            JAY FIELD      PASS 89      LOUISIANA       TOTAL
                                           ------------   ----------   -----------   ------------
Revenues:
  Liquids................................  $ 20,138,749   $  902,475   $ 1,089,382   $ 22,130,606
  Natural gas............................       570,147      542,233     9,084,975     10,197,355
                                           ------------   ----------   -----------   ------------
                                           $ 20,708,896   $1,444,708   $10,174,357   $ 32,327,961
Production costs and expenses(1).........   (10,271,120)    (452,956)   (1,254,039)   (11,978,115)
Capital expenditures.....................    (4,322,657)     (79,404)   (1,594,434)    (5,996,495)
                                           ------------   ----------   -----------   ------------
                                            (14,593,777)    (532,360)   (2,848,473)   (17,974,610)
Net Proceeds.............................  $  6,115,119   $  912,348   $ 7,325,884   $ 14,353,351
                                           ============   ==========   ===========   ============
Overriding Royalties paid to the
  Trust(2)...............................  $  1,328,929   $  463,105   $ 6,593,297   $  8,385,331
                                           ============   ==========   ===========
Fee Lands Royalties...............................................................        110,710
                                                                                     ------------
Royalties paid to the Trust.......................................................   $  8,496,041
                                                                                     ============

---------------

(1) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2003 was approximately $81,127 and $339,012, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80 percent of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The 2003 royalty income for the Jay Field and South Pass 89 properties have been reduced by $3,457,264 and $10,295, respectively of excess production costs arising in 2002. The South Pass 89 property has excess production costs of $24,156, as of December 31, 2003.

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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 2003. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 2003, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2003.

                                                                        PRODUCTIVE WELLS(1)
         PRODUCTIVE                                               -------------------------------
     PROPERTY AND YEAR                             ACRES               OIL               GAS
          IN WHICH                           -----------------    --------------    -------------
    PRODUCTION COMMENCED       LOCATION       GROSS      NET      GROSS     NET     GROSS    NET
    --------------------       --------      -------    ------    -----    -----    -----    ----
Jay Field (1970)(2).........  Onshore        184,472(3) 62,150(3)   90     30.60      1       .34
                              Alabama
                              and Florida
South Pass 89 (1982)........  Offshore         5,000     1,250      15      3.75      2       .50
                              Louisiana
Offshore Louisiana
(1968)(4)...................  Offshore        17,500     3,708      12(5)   1.50     29(5)   6.01
                              Louisiana
                                             -------    ------     ---     -----     --      ----
                                             206,972    67,108     117     35.85     32      6.85
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

(4) Includes four federal leases or federal units (as applicable) with designations, initial production dates and percentage ownership of the Working Interest Owner as follows:

                                                                PERCENTAGE
                                                              OF THE WORKING
                                                              INTEREST OWNED
DESIGNATION AND INITIAL                                       BY THE WORKING
    PRODUCTION DATE                                           INTEREST OWNER
-----------------------                                       --------------
East Cameron 195 Unit (1971)................................      33.33%
East Cameron 336, South Addition (1983).....................      20%
Eugene Island 261 (1979)....................................      20%
South Marsh Island 76, South Addition (1968)................      25%
Vermilion 331, South Addition (1977)........................      12.5%

    During the Fourth Quarter of 2001, the Working Interest Owner assigned its ownership in any future wells or existing well work activity at East Cameron 336 to other owners, but retained its share of the plugging and abandonment liability.

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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 22,000 gross acres, approximately 4,300 acres of which were under lease as of December 31, 2003.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 2001, 2002 and 2003:

                                                                     NET WELLS
                                                               ----------------------
                                                                OIL      GAS     DRY
        2001                                                   -----    -----    ----
     Exploratory............................................      --    0.250      --
     Development............................................      --       --      --

        2002
     Exploratory............................................      --       --      --
     Development............................................   0.340       --      --

        2003
     Exploratory............................................      --       --      --
     Development............................................   0.200       --      --

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 2003:

  Jay Field

     Capital expenditures totaled approximately $4.3 million in 2003, primarily to related to nitrogen purchases for injections and capital workovers.

  South Pass 89

     Capital expenditures of approximately $79 thousand were incurred in 2003, primarily for platform facility work.

  Offshore Louisiana

     Capital expenditures of approximately $1.6 million were incurred in 2003, primarily for capital workovers at Eugene Island 261 and the sidetrack at Eugene Island 261 A-13.

FEE LANDS

     Approximately 4,300 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 2003. One well was drilled on the Fee Lands in 2003.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 2003 ESTIMATES

     Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2003 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2003. A copy of Miller and Lents' letter, dated March 11, 2004, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2003; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 2003 were approximately $77.3 million, and the present value of such future net revenues was approximately $38.8 million. (The estimates as of September 30, 2002, were $85.9 million and $42.2 million, respectively, before giving effect to approximately $7.9 million in distributions during 2003.)

     The estimates of future net revenues as of September 30, 2003 reflect a 10 percent decrease in future net revenues, and an 8 percent decrease in the present value of future net revenues from those estimated as of September 30, 2002, after adjusting those 2002 estimates for the estimated distributions related to the twelve months of production ended September 30, 2003. The decrease in 2003 estimated future net revenues attributable to the Trust from the 2002 estimates was primarily attributable to Jay Field, where this estimate decreased by approximately $12 million. In addition, the estimated future net revenues related to South Pass 89 decreased by approximately $1.5 million. These decreases were partially offset by an approximate $4.3 million increase attributed to Offshore Louisiana and a $633 thousand increase attributed to the Fee lands. The estimated decrease in the Jay Field and South Pass 89 is primarily attributable to natural production decline.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $700 thousand for the twelve months ending September 30, 2004. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2003, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $17.5 million for the period from October 1, 2003 through September 30, 2004. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                       (MILLER AND LENTS LTD LETTERHEAD)

                                 March 11, 2004

JPMorgan Chase Bank, Trustee
LL&E Royalty Trust
700 Lavaca, 5(th) Floor
Austin, TX 78701-3102

                                          Re:  LL&E Royalty Trust
                                               As of September 30, 2003
Gentlemen:

     We estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by Burlington Resources Inc. (the "Company") in certain properties associated with the LL&E Royalty Trust (the "Trust") interest.

     The estimated proved imputed reserves and future net revenues, discounted at 10 percent per annum, net to the interests owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2003, are as follows:

                             Net Proved Imputed Reserves and Revenues(1)
                    --------------------------------------------------------------
                        Crude Oil,                                 Net Revenues
                      Condensate, and     Natural   Future Net   Discounted at 10%
                    Natural Gas Liquids    Gas,     Revenues,        Per Year,
 Reserve Category         MBbls.           MMcf         M$              M$
------------------  -------------------   -------   ----------   -----------------
Proved Developed           2,501           4,753      77,337          38,811
Proved Undeveloped             0               0           0               0
                           -----           -----      ------          ------
  Total Proved             2,501           4,753      77,337          38,811
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

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                      March 11, 2004
LL&E Royalty Trust                                                       Page  2

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

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                 Estimated Net Revenues to the Trust(1)
                 --------------------------------------
For Production   From Proved   From Proved   From Total
During the 12     Developed    Undeveloped     Proved
 Months Ended     Reserves,     Reserves,    Reserves,
 September 30        M$            M$            M$
--------------   -----------   -----------   ----------
       2004         6,653           --          6,653
       2005         3,955           --          3,955
       2006         4,215           --          4,215
       2007         4,777           --          4,777
       2008         5,101           --          5,101
       2009         5,325           --          5,325
  Remainder        47,311           --         47,311
                   ------         ----         ------
      Total        77,337            0         77,337
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

JPMorgan Chase Bank, Trustee                                      March 11, 2004
LL&E Royalty Trust                                                       Page  3

     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

                                       Last Year of
                    Estimated Future    Estimated
                    Net Revenues to      Economic
                       The Trust,        Life of
     Property            M$(1)           Reserves
------------------  ----------------   ------------
Jay Field                65,930            2031
South Pass 89               211            2006
Offshore Louisiana       10,441            2013
Fee Lands                   755            2011
                         ------
  Total                  77,337
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

JPMorgan Chase Bank, Trustee                                      March 11, 2004
LL&E Royalty Trust                                                       Page  4

dismantlement costs to the Company's working interest are $1.9 million for South Pass 89, $13.3 million for the Jay Field, and $2.3 million for the Offshore Louisiana properties. As of September 30, 2003, the South Pass 89 and the Offshore Louisiana properties' estimated abandonment costs were fully escrowed. The Jay Field escrow balance is $4.5 million, leaving an additional $8.8 million attributable to the Company's working interest to be escrowed in the future.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. Excess production costs to the Company's working interest as of September 30, 2003 were $24,156 for South Pass 89 Field.

     The estimated future net revenues have been determined, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as of September 30, 2003, to the estimated future production of oil and gas reserves over the economic life of the reserves and assuming continuation of current economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties. Future cost estimates, if any, for the restoration of producing properties to satisfy environmental standards were not deducted from future revenues as such estimates are beyond the scope of this assignment.

     The reserve estimates and production rate projections used to forecast future net revenues and imputed reserves attributable to the Trust are based on geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historical performance trends. Reserves for the remaining properties were estimated by volumetric calculations or by analogy to similar properties. Estimated reserves for the Jay Field property are forecasted based on analysis of historical production volumes and decline rates while incorporating the well workover program initiated in 2003. This program has improved field production. Additional capital is budgeted by the Company over the next two years to continue the workover program with the associated production benefit included in the estimate of future production. In addition, the operator of Jay Field and the Company have indicated that significant capital will likely be spent over the next four years to improve tangible and intangible field facilities. This capital is also build into the forecast of future costs associated with the Company interest.

     Net reserves, as used herein, are reserves net to the Company or imputed to the Trust after taking into account existing third party interests and landowner royalties. Portions of the properties are pooled or unitized, and the reserve estimates herein are based on existing pooling and unitization arrangements.

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

JPMorgan Chase Bank, Trustee                                      March 11, 2004
LL&E Royalty Trust                                                       Page  5

        (2) Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

     As the imputed estimated proved reserves of the Trust are calculated using estimated future net revenues, future changes in the product pricing assumptions on which the revenue estimates are based would result in corresponding changes in the Trust's imputed estimated proved reserves.

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

     The extent and character of ownership, reversions, test, production, and other data which were furnished by the Company have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Company were reviewed for reasonableness. No field inspections or well tests were conducted by Miller and Lents, Ltd. personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

     Miller and Lents, Ltd. is an independent oil and gas consulting firm. No director, officer, or key employee of Miller and Lents, Ltd. has any financial ownership in Burlington Resources Inc., the LL&E Royalty Trust, or any affiliate. Our compensation for the required investigations and preparation of this report is not contingent on the results obtained and reported, and we have not performed other work that would affect our objectivity. Preparation of this report was supervised by an officer of the firm who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 20 years of relevant experience in the estimation, assessment, and evaluation of oil and gas reserves

                                          Very truly yours,

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

     Special tax rules apply to any "publicly traded partnership", i.e., any partnership whose capital interests are traded on an established securities market or are readily tradeable on a secondary market or its substantial equivalent. Because the transfer of a Unit represents a transfer of an interest in the Partnership, the Partnership is included in the definition of a publicly traded partnership. A publicly traded partnership is taxed as a corporation for federal income tax purposes unless 90 percent or more of its gross income is from certain qualified passive sources (which include income from oil and gas activities). Because all of the Partnership's income is derived from the Royalties, it should not be taxed as a corporation.

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

     Trust Administrative Expenses. For individuals, miscellaneous itemized deductions are deductible only to the extent that, in the aggregate, they exceed 2 percent of the Unit holder's adjusted gross income. However, Section 62(a)(4) of the Code provides that deductions attributable to property held for the production of royalty income may be deducted in arriving at a taxpayer's adjusted gross income. Trust administrative expenses are incurred by the Trustee on behalf of Unit holders in connection with the income from the Royalties flowing through the Partnership and Trust and, therefore, may be deducted in arriving at a Unit holder's adjusted gross income. Accordingly, such deductions should not be subject to the 2 percent floor affecting miscellaneous itemized deductions.

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

     Alternative Minimum Tax for Corporations. For a corporation, alternative minimum taxable income is equal to (i) regular taxable income of the corporation, with certain adjustments, plus (ii) items of tax preference. After a corporation's alternative minimum taxable income is reduced by an exemption amount, it is then multiplied by 20 percent, the alternative minimum tax rate, to yield the tentative alternative minimum tax. The amount by which this tentative alternative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds the regular tax is the corporation's alternative minimum tax liability. The corporate alternative minimum tax provisions insure that corporate taxpayers pay tax equal to at least 20 percent of their economic income above the exemption amount. The corporate exemption amount is $40,000, less 25 percent of the excess of alternative minimum taxable income over $150,000.

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer's income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. For tax years beginning in 2003-2004, the noncorporate taxpayer's exemption amount is $58,000 in the case of joint returns or surviving spouses, $40,250 in the case of unmarried individuals who are not surviving spouses, $29,000 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

     The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat income from real property, such as the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30 percent withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form W-8ECI, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form W-8ECI (or substitute statement) must be filed with the Trustee every three years in order to effect an exemption from withholding for that year's income. Because the application of the withholding Regulations will vary depending on a holder's particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

     A 30 percent "branch profits tax" is imposed on the after-tax profits of a U.S. branch of a foreign corporation attributable to its income effectively connected (or treated as such) with a U.S. trade or business. An income tax treaty between the U.S. and a foreign country may reduce or eliminate the branch profits tax only if the foreign corporation is a "qualified resident" of the foreign country in which it is incorporated.

     Under Section 1446 of the Code, a withholding tax is imposed on partnerships in an amount equal to the United States tax on effectively connected taxable income which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject, which is currently 38.6 percent for individuals and 35 percent for corporations. A foreign partner's share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of (i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership's tax year for which the tax is paid. Future regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

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

     Section 1445 of the Code generally provides for withholding at the source when a United States real property interest is acquired from a Foreign Taxpayer after December 31, 1984. In general, the amount of withholding is 10 percent of the amount realized or the disposition by a Foreign Taxpayer. An exemption from withholding applies in the case of stock regularly traded on an established securities market. Treasury regulations expand this withholding exemption to include the acquisition of an interest in a publicly traded partnership or trust. This exemption will not apply in the case of a Foreign Person transferring a substantial amount of non-publicly traded interests in publicly traded partnerships if the transfer is from a single transferor (or related transferors) in a single transaction (or separate transactions that occur within three months).

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 2003 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

BACKUP WITHHOLDING

     The Code's backup withholding system applies to all "reportable payments". The rate of withholding of tax is 28 percent of all reportable payments. A reportable payment includes not only reportable interest or dividend payments but also "other reportable payments". The term "other reportable payment" includes certain royalty payments. Accordingly, subject to the limitations discussed below, a Unit holder may be subject to backup withholding with respect to all or a portion of his distributions from the Trust.

     The Code requires a payor to withhold 28 percent of any reportable payment if the payee fails to furnish his taxpayer identification number ("TIN") to the payor in the required manner or to establish an exemption from the requirement or if the Secretary of the Treasury notifies the payor that the TIN furnished by the payee is incorrect. Accordingly, a Unit holder may avoid backup withholding by furnishing his correct TIN to the Trustee of the Trust. Any Unit holder who does not provide his TIN to the Trustee should consult his tax advisor concerning the applicability of the backup withholding provisions to his distributions from the Trust.

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

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but accords a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after 1/1/03 the excess itemized deduction is repealed in its entirety. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

     Unit holders are allowed a depletion deduction based on the greater of the amount determined under the percentage method or cost method. The rate for computing Louisiana depletion under the percentage method is greater for Unit holders who are corporations or trusts (22 percent of gross income, but limited to 50 percent of net income received from the oil and gas property). For individual Unit holders, allowable depletion will be the same as the amount allowed for federal income tax purposes.

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

     Florida also imposes an intangibles tax on individuals, corporations, partnerships, and fiduciary filers. The intangible base includes notes receivable, investments, and accounts receivable (less a reasonable allowance for uncollectible accounts). For individual and corporate intangible tax returns, the first $250,000 of the taxable intangible base is exempt. The exemption is $500,000 for married filing jointly. The rate for individuals, corporations, partnerships, and fiduciary filers is .001. The rate is applied to the intangible base to determine the intangible tax liability.

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

     Individual Unit holders and corporate Unit holders are allowed a depletion deduction based on the greater of the amount of depletion deducted on their federal tax returns or an amount equal to 12 percent of gross income from each property (however such amount shall not exceed 50 percent of the Unit holders net income).

     In addition to the corporate income tax, Alabama imposes a Business Privilege Tax. The Privilege Tax is imposed on the net worth of domestic and foreign corporations, limited liability entities, and disregarded entities. For the Privilege Tax, net worth is the sum of the corporation's outstanding capital stock and any additional paid-in-capital, (but without reduction for treasury stock), and retained earnings. The portion of the net worth subject to the privilege tax is determined by applying the corporation's Alabama income tax apportionment factor to the net worth base. The rate is determined by the entity's federal taxable income in Alabama. The rate ranges from $.25 to $1.75 for each $1,000 of net worth in Alabama. Minimum tax is $100 and maximum tax is $15,000 for all years after 2000. For financial institutions and insurance companies, the maximum tax is $3,000,000.

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $0.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5 percent of the market value of oil. The gas tax is subject to an annual rate adjustment each July 1, but to not less than $0.07 per mcf. Florida generally imposes a severance or production tax of 8 percent of the actual value of oil production and a tax on gas. The gas tax rate is the gas base rate of $0.171 per mcf times the gas base rate adjustment. Beginning July 1, 1987, the gas base rate adjustment is determined by the FDR annually on July 1. Alabama generally imposes a privilege tax on gas production or severance at the rate of 8 percent and a conservation tax of 2 percent of the actual value of oil and gas production (the 2 percent rate is reduced to 1 percent for a period of five years for certain wells for which the initial permits were obtained between July 1, 1996 and July 1, 2002).

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

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2003 and 2002.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2003 and 2002 (applicable to production for October 2002 through September 2003 and October 2001 through September 2002) are also included in the table below.

                                             2003 QUARTER ENDED                          2002 QUARTER ENDED
                                  -----------------------------------------   -----------------------------------------
                                  MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                  --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial
  Interest:
  High sales price..............  $  2.80    $   4.02   $  3.79    $   4.84   $  2.81    $   3.01    $ 1.92    $   1.89
  Low sales price...............     1.78        2.21      2.75        3.35      2.01        1.40      1.26        1.33
Distributions per Unit..........  $0.0774    $ 0.0797   $0.1116    $ 0.1463   $0.0404    $ 0.0118    $0.019    $ 0.0382

     The total number of Unit holders of record as of March 8, 2004 was 4,605.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------
                                        2003         2002         2001          2000          1999
                                     ----------   ----------   -----------   -----------   ----------
Revenues...........................  $8,496,041   $2,616,241   $12,389,988   $11,827,229   $2,301,156
Cash earnings......................   7,869,942    2,055,121    11,860,132    11,318,002    1,754,106
Cash distributions to Unit
  holders..........................   7,882,218    2,076,828    11,867,057    11,294,643    1,756,268
Cash distributions per Unit........  $   0.4150   $   0.1094   $    0.6249   $    0.5947   $  0.09250
Trust Corpus.......................  $1,909,252   $2,046,528   $ 2,148,235   $ 2,382,160   $2,506,801

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $59 thousand in 2003, increased by $17 thousand in 2002 and increased by $208 thousand in 2001 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2003 is not indicative of the fair market value of the interests held by the Trust.

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5 million Termination Threshold, the Trust would be required to terminate effective December 31, 2003. The Trust's net revenues for the year ended December 31, 2003 were approximately $7.9 million. As the Trust's 2003 net revenues are above the Termination Threshold for 2003, the Trust did not terminate on December 31, 2003.

     If the Trust's net revenues for two successive years fall below $5 million (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

RESULTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2003          2002          2001
                                                -----------   -----------   -----------
Royalty Revenues..............................  $ 8,496,041   $ 2,616,241   $12,389,988
Trust administrative expenses.................     (626,099)     (561,120)     (529,856)
                                                -----------   -----------   -----------
Cash earnings.................................  $ 7,869,942   $ 2,055,121   $11,860,132
Changes in undistributed cash.................       12,276        21,707         6,925
                                                -----------   -----------   -----------
Cash distributions............................  $ 7,882,218   $ 2,076,828   $11,867,057
                                                ===========   ===========   ===========
Cash distributions per unit...................  $    0.4150   $    0.1094   $    0.6249
                                                ===========   ===========   ===========
Units outstanding.............................   18,991,304    18,991,304    18,991,304
                                                ===========   ===========   ===========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2003, 2002 and 2001 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 2003, 2002 and 2001, respectively.

     Administrative expenses incurred by the Trust increased approximately $65 thousand or 12 percent for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in 2003 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust.

     Distributions to Unit holders for 2003, 2002 and 2001 amounted to $7,882,218 ($0.4150 per Unit), $2,076,828 ($0.1094 per Unit), and $11,867,057
($0.6249 per Unit), respectively. During these years, the Trust received cash of $8,496,041, $2,616,241, and $12,389,988, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2003           2002           2001
                                                     ------------   ------------   ------------
Net Proceeds:
  Revenues.........................................  $ 32,327,961   $ 26,484,517   $ 40,286,079
  Production costs and expenses....................   (11,978,115)   (13,288,291)   (12,702,119)
  Capital expenditures.............................    (5,996,495)   (11,126,152)    (6,555,572)
                                                     ------------   ------------   ------------
          Net Proceeds.............................  $ 14,353,351   $  2,070,074   $ 21,028,388
                                                     ============   ============   ============
Royalties paid to the Trust:
  Overriding Royalties.............................  $  8,385,331   $  2,582,384   $ 12,180,952
  Fee Lands Royalties..............................       110,710         33,857        209,036
                                                     ------------   ------------   ------------
          Royalties paid to the Trust..............  $  8,496,041   $  2,616,241   $ 12,389,988
                                                     ============   ============   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $5.8 million or 22 percent during the 2003 operating period compared to the same operating period in 2002. Revenues increased approximately $10.9 million due to an increase in natural gas, natural gas liquid and crude oil prices and decreased approximately $5.1 million due to lower production volumes. Revenues decreased approximately $13.8 million in 2002 as compared to the same period in 2001 primarily due to lower natural gas and crude oil prices coupled with a decrease in production volumes.

     Average natural gas prices received in 2003 increased to $5.43 per thousand cubic feet ("mcf") from $2.86 per mcf in 2002. Average crude oil prices increased to $29.50 per barrel in 2003 from $23.51 per barrel in 2002 while natural gas liquids prices increased to $23.14 per barrel in 2003 from $16.84 in 2002. Average crude oil prices decreased to $23.51 per barrel in 2002 from $27.78 per barrel in 2001 and natural gas liquids prices increased to $16.84 per barrel in 2002 from $23.62 in 2001. Average natural gas prices decreased in 2002 to $2.86 per mcf from $5.63 per mcf in 2001.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately $1.3 million or 10 percent during the 2003 operating period compared to the same operating period in 2002. The decrease in the 2003 operating period was primarily due to lower lease operating expenses related to fewer workovers at the Jay Field. Production costs and expenses increased approximately $0.6 million or 5 percent during the 2002 operating period compared to the same period in 2001. The increase in 2002 was primarily due to higher lease operating expenses related to workovers at Jay Field property and lower credits received related to third processing at the South Pass 89 property.

     Capital expenditures decreased approximately $5.1 million or 46 percent in the 2003 operating period as compared to 2002. The decrease in 2003 capital expenditures was primarily due to less drilling activity in 2003 and lower workovers at the Jay Field property. Capital expenditures increased approximately $4.6 million or 70 percent in the 2002 operating period compared to 2001. The increase in 2002 capital expenditures was primarily due to increased drilling activities at the McDavid Land 37-5 well on the Jay Field property and the Offshore property at South Marsh Island 76. In addition, capital expenditures increased in part due to nitrogen purchases for injection as well as capital workovers performed on the Jay Field property.

     The Trust's Fee Lands Royalties increased approximately $77 thousand or 227 percent in the 2003 operating period compared to the same period in 2002. The amount of Fee Lands leased as of December 31, 2003 was approximately 4,300 acres compared to 3,865 acres leased at December 31, 2002.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Royalty revenues......................................  $ 8,496,041   $ 2,616,241   $12,389,988
Trust administrative expenses.........................     (626,099)     (561,120)     (529,856)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $ 7,869,942   $ 2,055,121   $11,860,132
Changes in undistributed cash.........................       12,276        21,707         6,925
                                                        -----------   -----------   -----------
Cash distributions....................................  $ 7,882,218   $ 2,076,828   $11,867,057
                                                        ===========   ===========   ===========
Cash distributions per unit...........................  $    0.4150   $    0.1094   $    0.6249
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 2003 AND 2002

                                                                  2003            2002
                                                              ------------    ------------
                           ASSETS
Cash........................................................  $        252    $     12,528
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less accumulated amortization (note 3)......................   (74,373,000)    (74,248,000)
                                                              ------------    ------------
     Total assets...........................................  $  1,909,252    $  2,046,528
                                                              ============    ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,909,252    $  2,046,528
Contingencies (notes 4, 5 and 6)
                                                              ------------    ------------
     Total liabilities and Trust corpus.....................  $  1,909,252    $  2,046,528
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       2003           2002            2001
                                                    -----------    -----------    ------------
Trust corpus, beginning of period (note 3)........  $ 2,046,528    $ 2,148,235    $  2,382,160
Cash earnings.....................................    7,869,942      2,055,121      11,860,132
Cash distributions................................   (7,882,218)    (2,076,828)    (11,867,057)
Amortization of royalty interests (note 3)........     (125,000)       (80,000)       (227,000)
                                                    -----------    -----------    ------------
Trust corpus, end of period.......................  $ 1,909,252    $ 2,046,528    $  2,148,235
                                                    ===========    ===========    ============

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST
                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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

     Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (Overriding Royalties), which are equivalent to net profits interests, in certain productive oil and gas properties located in Alabama, Florida, Texas and in federal waters offshore Louisiana (Productive Properties) and (b) 3% percent royalty interests (Fee Lands Royalties) in approximately 400,000 acres of the Company's then unleased, undeveloped south Louisiana fee lands (Fee Lands). The Overriding Royalties and the Fee Lands Royalties are referred to collectively as the "Royalties." Title to the Royalties is held by a partnership (Partnership) of which the Trust and the Company are the only partners, holding 99% and 1% interests, respectively.

     The Trust is passive, with JPMorgan Chase Bank as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE SYMBOL -- LRT).

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5 million Termination Threshold, the Trust would be required to terminate effective December 31, 2003. The Trust's net revenues for the year ended December 31, 2003 were approximately $7.9 million. As the Trust's 2003 net revenues are above the Termination Threshold for 2003, the Trust did not terminate on December 31, 2003.

     If the Trust's net revenues for two successive years fall below $5 million (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

                               LL&E ROYALTY TRUST

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2003, the Fee Lands consisted of approximately 22,000 gross acres.

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Given the volatility of oil prices, amortization recorded in the fourth quarter, based on the current year reserve study, may include a significant year-end adjustment that will reflect the impact of price changes as well as other reserve revisions. Amortization recorded in the fourth quarter was increased by $59 thousand in 2003, increased by $17 thousand in 2002 and increased by $208 thousand in 2001 as a result of such adjustments.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2003 is not indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                               LL&E ROYALTY TRUST
statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in this Form 10-K for the year ended December 31, 2003, the total future dismantlement costs to the Working Interest Owner are

                               LL&E ROYALTY TRUST
estimated to be $13,300,000 for the Jay Field, $1,900,000 for the South Pass 89, and $2,300,000 for the Offshore Louisiana properties. The Trust's interests in these properties are equivalent to 50% of the Net Proceeds from Jay Field and South Pass 89 properties and 90% of the Net Proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of December 31, 2003 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2002, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2003 reserve report included in this Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field and South Pass 89 properties.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 2003, 2002 and 2001. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2003, 2002 and 2001.

     Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 2000 to September 30, 2001, 2002 and 2003 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into

                               LL&E ROYALTY TRUST
consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES (THOUSANDS OF DOLLARS)

                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds....  $ 89,360   $ 96,927   $106,861
Less the Trust's proportionate share of -
     Future operating costs.................................    (3,251)    (3,422)    (3,582)
     Future capital costs...................................    (8,748)    (4,140)    (4,215)
     Excess production costs................................       (24)    (3,468)      (980)
                                                              --------   --------   --------
Future royalty income.......................................    77,337     85,897     98,084
Discount at 10% per annum...................................   (38,526)   (43,710)   (49,287)
                                                              --------   --------   --------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $ 38,811   $ 42,187   $ 48,797
                                                              ========   ========   ========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                            IMPUTED             PRESENT VALUE
                                                        PROVED RESERVES           OF FUTURE
                                                      --------------------      NET REVENUES
                                                      LIQUIDS        GAS         (THOUSANDS
                                                      (MBBL)       (MMCF)        OF DOLLARS)
                                                      -------      -------      -------------
Estimated at September 30, 2000.....................   5,577        14,405        $121,269
     Production.....................................    (310)       (1,135)        (12,390)
     Revisions of estimates(1)......................  (1,465)       (6,280)        (72,209)
     Accretion of discount..........................     n/a           n/a          12,127
                                                      ------       -------        --------
Estimated at September 30, 2001.....................   3,802         6,990        $ 48,797
     Production.....................................     (54)         (219)         (2,616)
     Revisions of estimates(1)......................    (898)       (1,201)         (8,873)
     Accretion of discount..........................     n/a           n/a           4,879
                                                      ------       -------        --------
Estimated at September 30, 2002.....................   2,850         5,570        $ 42,187
                                                      ======       =======        ========
     Production.....................................     (78)       (1,175)       $ (8,496)
     Revisions of estimates(1)......................    (271)          358             901
     Accretion of discount..........................     n/a           n/a           4,219
                                                      ------       -------        --------
Estimated at September 30, 2003.....................   2,501         4,753        $ 38,811
                                                      ======       =======        ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 2003 was based on spot market prices in effect as of September 30, 2003, for natural gas of $4.575 per MMBtu, for crude oil of $29.20 per barrel and $22.62 per barrel for Natural Gas Liquids at the Jay Field property.
---------------

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

                          INDEPENDENT AUDITORS' REPORT

JPMorgan Chase Bank, Trustee
and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2003 and 2002, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2003 and 2002, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2003, on the basis of accounting described in Note 3.

                                            KPMG LLP

Houston, Texas
March 24, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     The Trust also does not have an audit committee or body serving a similar function, and does not have an "audit committee financial expert". The Trust has not adopted a code of ethics, as the Trust has no directors, officers, or employees. The Trust has not adopted a process by which Unit holders may communicate with Board Members, as the Trust has no board members or persons fulfilling a similar function. Unit holders may contact the Trustee at the following address: 700 Lavaca, Austin, Texas 78701.

ITEM 11.  EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED UNIT HOLDER MATTERS

     (a) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 24, 2004.

     (b) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. JPMorgan Chase Bank as Trustee of the Trust, owns no Units. JPMorgan Chase Bank in its individual capacity (the "Bank") also owns no Units. As of March 24, 2004, the Trust Department of the Bank held no Units in fiduciary accounts. The Trust Department of the Bank possessed shared voting and investment power regarding some of such Units. The Bank disclaims beneficial ownership of all such Units.

     (c) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

     (d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Trust has no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JPMorgan Chase Bank and the Company and its subsidiaries have a number of banking and trust relationships.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2003 and 2002 and fees billed for other services rendered by KPMG LLP.

                                                                2003       2002
                                                              --------   --------
Audit fees (1)..............................................  $ 85,250   $ 72,000
Audit related fees..........................................        --         --
Tax fees (2)................................................   100,000    100,000
All other fees..............................................        --         --
                                                              --------   --------
  Total fees................................................  $185,250   $172,000

---------------

(1) Audit fees consist of fees for the audit of the LL&E Trust financial statements.

(2) Tax fees consist of fees related to the LL&E Trust's tax information for its unit holders.

PRE-APPROVAL POLICIES

     The Trust does not have an audit committee or body performing a similar function. Approval of services provided by KPMG LLP and of fees relating to such services is granted by the Trustee.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 2003, 2002 and 2001..........................    43

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 2003 and 2002......................    44

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 2003, 2002 and 2001..........................    44

        Notes to Financial Statements...............................    45

        Independent Auditors' Report................................    49

     (b) REPORTS ON FORM 8-K

     Current Reports on Form 8-K were filed with the Securities and Exchange Commission on October 24, 2003, November 25, 2003 and December 24, 2003.

     (c) EXHIBITS

             4*           --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                              1983, between the Company and First City National Bank of
                              Houston, as Trustee.
            28.1*         --  Agreement of General Partnership of LL&E Royalty
                              Partnership.
            28.2*         --  Form of Conveyance of Overriding Royalty Interests for Fort
                              Worth Basin Property.
            28.3*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Alabama) Property.
            28.4*         --  Form of Conveyance of Overriding Royalty Interests for Jay
                              Field (Florida) Property.
            28.5*         --  Form of Conveyance of Overriding Royalty Interests for
                              Offshore Louisiana Property.
            28.6*         --  Form of Conveyance of Overriding Royalty Interests for South
                              Pass 89 Property.
            28.7*         --  Form of Royalty Deed.
            31            --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                              Act of 2002
            32            --  Certification pursuant to Section 906 of the Sarbanes-Oxley
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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  JPMORGAN CHASE BANK, Trustee

Date:  March 24, 2004
                                               By:    /s/ MIKE ULRICH
                                               ---------------------------------
                                                          Mike Ulrich
                                               Vice President and Trust Officer

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