Form 10-Q
period 2004-03-31
LL&E ROYALTY TRUST
filed 2004-05-13
CIK 721765

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

For the quarterly period ended March 31, 2004.

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

           Registrant's telephone number, including area code: (800)
                            852-1422/1-512-479-2562

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X   No  __

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes  __ No    X

     At May 13, 2004, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information...............................    2
  Item 1. Financial Statements:.............................    2
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   14
  Item 4. Controls and Procedures...........................   15
Part II. Other Information..................................   17
  Item 6. Exhibits and Reports on Form 8-K..................   17
Signature...................................................   18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003. The cash earnings and distributions for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year 2004.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
Royalty revenues............................................  $ 3,337,496   $ 1,665,995
Trust administrative expenses...............................     (151,165)     (201,947)
                                                              -----------   -----------
Cash earnings...............................................    3,186,331     1,464,048
Changes in undistributed cash...............................         (313)        5,014
                                                              -----------   -----------
Cash distributions..........................................  $ 3,186,018   $ 1,469,062
                                                              ===========   ===========
Cash distributions per Unit.................................  $    0.1678   $    0.0774
                                                              ===========   ===========
Units outstanding...........................................   18,991,304    18,991,304
                                                              ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $        565   $        252
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,420,000)   (74,373,000)
                                                              ------------   ------------
          Total assets......................................  $  1,862,565   $  1,909,252
                                                              ============   ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,862,565   $  1,909,252
Contingencies (note 6)......................................
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  1,862,565   $  1,908,252
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 1,909,252   $ 2,046,528
Cash earnings...............................................    3,186,331     1,464,048
Cash distributions..........................................   (3,186,018)   (1,469,062)
Amortization of royalty interest (note 3)...................      (47,000)      (30,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 1,862,565   $ 2,011,514
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004
(1) FORMATION OF THE TRUST

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

     If the Trust's net revenues for two successive years fall below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2004, the Fee Lands consisted of approximately 22,600 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information

                               LL&E ROYALTY TRUST
     regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2004, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2003, the total future dismantlement costs to the Working Interest Owner are estimated to be $13,300,000 for Jay Field, $1,900,000 for South Pass 89, and $2,300,000 for the
Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The

                               LL&E ROYALTY TRUST

Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

     If the Trust's net revenues for two successive years fall below $5,000,000 (calculated in accordance with the provisions of the Trust Agreement), the Trustee will be required to sell the assets of the Trust for cash unless a majority of the Unit holders approve a sale for specified non-cash consideration consisting of personal property, in which case the Trustee may, but will not be required to, attempt to consummate any such transaction approved by a majority of the Unit holders. In any case, any sale will be on terms that the Trustee, in its sole discretion, determines to be in the best interests of Unit holders. Upon any sale, the Trustee will distribute the proceeds to the Unit holders as promptly as practicable after paying all then existing liabilities of the Trust, including fees of the Trustee, and, if necessary, setting up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities.

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report and Form 10-K for the year ended December 31, 2003, the total future dismantlement costs to the Working Interest Owner are estimated to be $13,300,000 for the Jay Field property, $1,900,000 for the South Pass 89 property, and $2,300,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------
                                                         2004            2003
                                                     -------------   -------------
Royalty Revenues...................................   $ 3,337,496     $ 1,665,995
Trust administrative expenses......................      (151,165)       (201,947)
                                                      -----------     -----------
Cash earnings......................................   $ 3,186,331     $ 1,464,048
Changes in undistributed cash......................          (313)          5,014
                                                      -----------     -----------
Cash distributions.................................   $ 3,186,018     $ 1,469,062
                                                      ===========     ===========
Cash distributions per unit........................   $    0.1678     $    0.0774
                                                      ===========     ===========
Units outstanding..................................    18,991,304      18,991,304
                                                      ===========     ===========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2004 and 2003 (the 2004 and 2003 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 2003 (the "Current Operating Period") and October through December of 2002 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 2004 and 2003 First Quarters amounted to $3,186,018 ($0.1678 per Unit) and $1,469,062 ($0.0774 per Unit),
respectively. During these periods, the Trust received cash of $3,186,331 and $1,464,048, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2004 and 2003 First Quarters were as follows:

                                                             2004      2003
                                                            -------   -------
January...................................................  $0.0565   $0.0294
February..................................................   0.0471    0.0255
March.....................................................   0.0642    0.0225
                                                            -------   -------
                                                            $0.1678   $0.0774
                                                            =======   =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2004 and 2003:

                               FIRST QUARTER 2004

                                                             SOUTH      OFFSHORE
                                               JAY FIELD    PASS 89    LOUISIANA       TOTAL
                                              -----------   --------   ----------   -----------
Revenues:
  Liquids...................................  $ 5,435,311   $310,007   $  378,787   $ 6,124,105
  Natural gas...............................      125,902     11,792    2,158,690     2,296,384
                                              -----------   --------   ----------   -----------
                                              $ 5,561,213   $321,799   $2,537,477   $ 8,420,489
Production costs and expenses(1)............   (2,842,023)   (19,465)     (82,032)   (2,943,520)
Capital expenditures........................     (907,940)        --       21,030      (886,910)
                                              -----------   --------   ----------   -----------
Net Proceeds................................  $ 1,811,250   $302,334   $2,476,475   $ 4,590,059
                                              ===========   ========   ==========   ===========
Overriding Royalties paid to the Trust(2)...  $   905,625   $139,089   $2,228,828   $ 3,273,542
                                              ===========   ========   ==========
Fee Lands Royalties..............................................................        63,954
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 3,337,496
                                                                                    ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2004 First Quarter was $81,127. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The March 31, 2004 royalty income for the South Pass 89 properties have been reduced by $24,156 of excess production costs arising in 2003.

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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2004 and 2003:

                                                                    FIRST QUARTER
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
Net Proceeds:
  Revenues..................................................  $ 8,420,489   $ 7,242,980
  Production costs and expenses.............................   (2,943,520)   (2,709,015)
  Capital expenditures......................................     (886,910)   (1,579,253)
                                                              -----------   -----------
  Net Proceeds..............................................  $ 4,590,059   $ 2,954,712
                                                              ===========   ===========
Royalties paid to the Trust:
  Overriding Royalties......................................  $ 3,273,542   $ 1,650,679
  Fee Lands Royalties.......................................       63,954        15,316
                                                              -----------   -----------
  Royalties paid to the Trust...............................  $ 3,337,496   $ 1,665,995
                                                              ===========   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 16% from the Prior Year's Operating Period primarily as a result of increased crude oil, natural gas liquids and natural gas prices, in the first quarter of 2004 as compared to the first quarter of 2003. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $30.07 per barrel, $24.65 per barrel and $5.05 per thousand cubic feet ("mcf"), respectively. In the comparable 2003 period average crude oil, natural gas liquids and natural gas prices were $26.96 per barrel, $21.30 per barrel and $4.36 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 9% primarily due to an increase in expense workovers and facility operating expenses at the Jay Field property.

     Capital expenditures decreased 44% in the Current Operating Period compared to the same period in 2003 primarily due to lower costs related to development drilling, capital workovers, and nitrogen purchases for injection at the Jay Field property.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 46,014 barrels for the Current Operating Period and 6,255 barrels for the Prior Year's Operating Period. Imputed natural gas production was 382,549 thousand cubic feet and 348,913 thousand cubic feet for the respective periods. The increase in imputed liquid production is primarily a result of an increase in revenues at the Jay Field and Offshore Louisiana properties. The increase in imputed natural gas production is attributable to increased revenues at Offshore Louisiana in the first quarter of 2004 as compared to the same period in 2003.

     At March 31, 2004, the Fee Lands consisted of approximately 22,600 gross acres in South Louisiana, approximately 4,500 of which were under lease.

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

     (b) REPORTS ON FORM 8-K

Current Reports on Form 8-K were filed with the Securities and Exchange Commission on January 26, 2004, February 24, 2004 and March 26, 2004.

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

Date: May 13, 2004

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