Form 10-Q
period 2004-06-30
LL&E ROYALTY TRUST
filed 2004-08-09
CIK 721765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

     At August 9, 2004, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

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
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K..................   18
Signature...................................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003. The cash earnings and distributions for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year 2004.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   -------------------------
                                               2004           2003          2004          2003
                                           ------------   ------------   -----------   -----------
Royalty revenues.........................  $ 3,210,392    $ 1,710,681    $ 6,547,888   $ 3,376,676
Trust administrative expenses............     (207,953)      (113,656)      (359,118)     (315,603)
                                           -----------    -----------    -----------   -----------
Cash earnings............................    3,002,439      1,597,025      6,188,770     3,061,073
Changes in undistributed cash............       (1,141)       (82,743)        (1,454)      (77,729)
                                           -----------    -----------    -----------   -----------
Cash distributions.......................  $ 3,001,298    $ 1,514,282    $ 6,187,316   $ 2,983,344
                                           ===========    ===========    ===========   ===========
Cash distributions per Unit..............  $    0.1580    $    0.0797    $    0.3258   $    0.1571
                                           ===========    ===========    ===========   ===========
Units outstanding........................   18,991,304     18,991,304     18,991,304    18,991,304
                                           ===========    ===========    ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                                              (UNAUDITED)
                           ASSETS
Cash........................................................  $      1,706   $        252
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less: accumulated amortization (note 3).....................   (74,445,802)   (74,373,000)
                                                              ------------   ------------
          Total assets......................................  $  1,837,904   $  1,909,252
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,837,904   $  1,909,252
Contingencies (note 6)
                                                              ------------   ------------
          Total liabilities and trust corpus................  $  1,837,904   $  1,909,252
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $1,909,252    $2,046,528
Cash earnings...............................................   6,188,770     3,061,073
Cash distributions..........................................  (6,187,316)   (2,983,344)
Amortization of royalty interest (note 3)...................     (72,802)      (40,000)
                                                              ----------    ----------
Trust Corpus, end of period.................................  $1,837,904    $2,084,257
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2004
(1) FORMATION OF THE TRUST

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2004, the Fee Lands consisted of approximately 22,600 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information

                               LL&E ROYALTY TRUST
     regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2004 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

     The cumulative escrow balance as of June 30, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

     The cumulative escrow balance as of June 30, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

                                                   SECOND QUARTER              FIRST HALF
                                               -----------------------   -----------------------
                                                  2004         2003         2004         2003
                                               ----------   ----------   ----------   ----------
Royalty revenues.............................  $3,210,392   $1,710,681   $6,547,888   $3,376,676
Trust administrative expenses................    (207,953)    (113,656)    (359,118)    (315,603)
                                               ----------   ----------   ----------   ----------
Cash earnings................................  $3,002,439   $1,597,025   $6,188,770   $3,061,073
Change in undistributed cash.................      (1,141)     (82,743)      (1,454)     (77,729)
                                               ----------   ----------   ----------   ----------
Cash distributions...........................  $3,001,298   $1,514,282   $6,187,316   $2,983,344
Cash distributions per unit..................      0.1580       0.0797       0.3258       0.1571
                                               ==========   ==========   ==========   ==========
Units of beneficial interest.................  18,991,304   18,991,304   18,991,304   18,991,304
                                               ==========   ==========   ==========   ==========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2004 and 2003 (the 2004 and 2003 "Second Quarters" and "First Half", respectively) are attributable to the Working Interest Owner's operations during the periods January through March (the "Three-Month Operating Periods") of 2004 and 2003, respectively, and the periods October 2003 through March 2004 and October 2002 through March 2003 (the 2004 and 2003 "Six-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2004 and 2003 Second Quarters totaled $3,001,298 ($0.1580 per Unit) and $1,514,282 ($0.0797 per Unit), respectively.
During these periods, the Trust received cash of $3,210,392 and $1,710,681, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2004 and 2003 Second Quarters were as follow:

                                                             2004      2003
                                                            -------   -------
April.....................................................  $0.0792   $0.0266
May.......................................................   0.0351    0.0169
June......................................................   0.0437    0.0362
                                                            -------   -------
                                                            $0.1580   $0.0797
                                                            =======   =======

     Distributions to Unit holders for the First Half of 2004 and 2003 amounted to $6,187,316 ($0.3258 per Unit) and $2,983,344 ($0.1571 per Unit),
respectively. During these periods, the Trust received cash of $6,547,888 and $3,376,676, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2004:

                              SECOND QUARTER 2004

                                                             SOUTH      OFFSHORE
                                              JAY FIELD     PASS 89    LOUISIANA       TOTAL
                                             -----------   ---------   ----------   -----------
Revenues:
  Liquids..................................  $ 5,277,017   $ 296,616   $  384,800   $ 5,958,433
  Natural gas..............................       27,165         838    2,464,881     2,492,884
                                             -----------   ---------   ----------   -----------
                                               5,304,182     297,454    2,849,681     8,451,317
Production costs and expenses(1)...........   (3,562,741)     90,847     (247,359)   (3,719,253)
Capital expenditures.......................   (1,587,374)     (6,685)     (49,869)   (1,643,928)
                                             -----------   ---------   ----------   -----------
Net Proceeds...............................  $   154,067   $ 381,616   $2,552,453   $ 3,088,136
                                             ===========   =========   ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $   238,088   $ 190,807   $2,297,208   $ 2,726,103
                                             ===========   =========   ==========
Fee Lands Royalties..............................................................       484,289
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 3,210,392
                                                                                    ===========

                                FIRST HALF 2004

                                                             SOUTH       OFFSHORE
                                              JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                             -----------   ----------   ----------   -----------
Revenues:
  Liquids..................................  $10,712,328   $  606,623   $  763,587   $12,082,538
  Natural gas..............................      153,067       12,630    4,623,571     4,789,268
                                             -----------   ----------   ----------   -----------
                                              10,865,395      619,253    5,387,158    16,871,806
Production costs and expenses(1)...........   (6,404,764)      71,382     (329,391)   (6,662,773)
Capital expenditures.......................   (2,495,314)      (6,685)     (28,839)   (2,530,838)
                                             -----------   ----------   ----------   -----------
Net Proceeds...............................  $ 1,965,317   $  683,950   $5,028,928   $ 7,678,195
                                             ===========   ==========   ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $ 1,143,713   $  329,897   $4,526,035   $ 5,999,645
                                             ===========   ==========   ==========
Fee Lands Royalties...............................................................       548,243
                                                                                     -----------
Royalties paid to the Trust.......................................................   $ 6,547,888
                                                                                     ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2004 Second Quarter and 2004 First Half was $81,127 and $162,254, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 2004, excess production costs to be recovered from future revenues totaled $322,108 for the Jay Field property.

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

(2) As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of June 30, 2003, excess production costs to be recovered from future revenues totaled $196,713 for the Jay Field property and $8,533 for the South Pass 89 property.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2004 and 2003:

                                        SECOND QUARTER                FIRST HALF
                                   -------------------------   -------------------------
                                      2004          2003          2004          2003
                                   -----------   -----------   -----------   -----------
Net Proceeds:
  Revenues.......................  $ 8,451,317   $ 8,797,067   $16,871,806   $16,040,046
  Production costs and
     expenses....................   (3,719,253)   (2,893,327)   (6,662,773)   (5,602,343)
  Capital expenditures...........   (1,643,928)   (1,566,055)   (2,530,838)   (3,145,308)
                                   -----------   -----------   -----------   -----------
  Net Proceeds...................  $ 3,088,136   $ 4,337,685   $ 7,678,195   $ 7,292,395
                                   ===========   ===========   ===========   ===========
Royalties paid to the Trust:
  Overriding Royalties...........  $ 2,726,103   $ 1,687,077   $ 5,999,645   $ 3,337,756
  Fee Lands Royalties............      484,289        23,604       548,243        38,920
                                   -----------   -----------   -----------   -----------
  Royalties paid to the Trust....  $ 3,210,392   $ 1,710,681   $ 6,547,888   $ 3,376,676
                                   ===========   ===========   ===========   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately 4% in the 2004 Three-Month Operating Period and increased approximately 5% in the 2004 Six-Month Operating Period versus the comparable periods in 2003. The decrease in Revenues is primarily a result of decreased crude oil and natural gas production and lower in natural gas prices at the Jay Field, which were partially offset by higher crude oil prices. The increase in Revenues in the 2004 Six-Month Operating Period is primarily a result of increased natural gas and crude oil production at Offshore Louisiana and higher crude oil prices as compared to the 2003 Six-Month Operating Period.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2004 Three-Month Operating Period attributable to the Productive Properties were $34.47 per barrel, $27.83 per barrel and $5.77 per thousand cubic feet ("mcf"), respectively. In the comparable 2003 period, average crude oil, natural gas liquids and natural gas prices were $33.25 per barrel, $26.41 per barrel and $6.90 per mcf, respectively. In the 2004 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $32.09 per barrel, $26.14 per barrel and $5.40 per mcf, respectively. In the comparable 2003 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $30.02 per barrel, $23.98 per barrel and $5.50 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately 29% and 19% in the 2004 Three-Month Operating Period and the 2004 Six-Month Operating Period, respectively, versus the comparable periods in 2003. The increase in production costs and expenses for the three and six-month periods is primarily due to an increase in expense workovers at Jay Field as part of a comprehensive workover program by the operator to comply with the state of Florida's regulatory requirements.

     Capital expenditures increased 5% in the 2004 Three-Month Operating Period and decreased 20% for the 2004 Six-Month Operating Period, respectively, versus the comparable periods in 2003. The increase in capital expenditures for the 2004 Three-Month Operating Period as compared to the same period in 2003 was primarily due to an increase in capital workovers at the Jay Field as part of the operator's program to comply with the state of Florida's regulatory requirements, which was partially offset by a decrease in development drilling and capital workovers at Offshore Louisiana. The decrease in the 2004 Six-Month Operating Period as compared to the same period in 2003 was primarily due to a decrease in development drilling and capital workovers at Offshore Louisiana.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 22,271 barrels for the 2004 Three-Month Operating Period and 7,287 barrels for the 2003 Three-Month Operating Period. Imputed natural gas production was 344,902 mcf and 215,065 mcf for the respective periods.

     At June 30, 2004, the Fee Lands consisted of approximately 22,600 gross acres in south Louisiana, approximately 4,500 of which were under lease.

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

          The Working Interest Owner is not the operator of the Productive Properties; accordingly, it obtains the information that it furnishes to the Trustee from the operators of the Productive Properties, each of which is a third party over which neither the Working Interest Owner nor the Trustee has control. Consequently, both the Trust and the Working Interest Owner are dependent upon third parties for information that could be material to the Trust or that could be required to be disclosed in the Trust's periodic or other filings under the Exchange Act. Under the terms of the Trust Agreement, the Trustee is entitled to and does rely upon certain experts in good faith, including the independent petroleum reserve engineers who prepare the annual imputed reserve report included in the Trust's Annual Report on Form 10-K (which reserve report includes projected production, operating expenses and capital expenditures). The Trustee reviews the information furnished to the Trustee by the Managing General Partner and Working Interest Owner, but makes no independent or direct verification of the reserve data, the operating data, the financial information or other information furnished. Although the Trustee has no reason to believe that its reliance upon experts and upon the Managing General Partner is unreasonable, this reliance may be viewed as a weakness.

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

     (b) Reports on Form 8-K

Current reports on Form 8-K were filed with the Securities and Exchange Commission on April 23, 2004, May 28, 2004 and June 25, 2004.

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

Date: August 9, 2004

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