Form 10-Q
period 2004-09-30
LL&E ROYALTY TRUST
filed 2004-11-15
CIK 721765

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     At November 14, 2004, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information
  Item 1. Financial Statements:
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   15
  Item 4. Controls and Procedures...........................   16
Part II. Other Information
  Item 6. Exhibits..........................................   18
Signature...................................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003. The cash earnings and distributions for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year 2004.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                             ------------------------   ------------------------
                                                2004          2003         2004          2003
                                             -----------   ----------   -----------   ----------
Royalty revenues...........................  $ 2,359,118   $2,210,771   $ 8,907,006   $5,587,447
Trust administrative expenses..............     (166,469)    (179,881)     (525,587)    (495,484)
                                             -----------   ----------   -----------   ----------
Cash earnings..............................    2,192,649    2,030,890     8,381,419    5,091,963
Changes in undistributed cash..............          725       88,882          (729)      11,153
                                             -----------   ----------   -----------   ----------
Cash distributions.........................  $ 2,193,374   $2,119,772   $ 8,380,690   $5,103,116
                                             ===========   ==========   ===========   ==========
Cash distributions per Unit................  $     .1154   $    .1116   $     .4412   $    .2687
                                             ===========   ==========   ===========   ==========
Units outstanding..........................   18,991,304   18,991,304    18,991,304   18,991,304
                                             ===========   ==========   ===========   ==========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
Cash........................................................  $        981    $        252
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000      76,282,000
Less: accumulated amortization (note 3).....................   (74,453,100)    (74,373,000)
                                                              ------------    ------------
          Total assets......................................  $  1,829,881    $  1,909,252
                                                              ============    ============
                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,829,881    $  1,909,252
Contingencies (note 6)......................................
                                                              ------------    ------------
          Total liabilities and trust corpus................  $  1,829,881    $  1,909,252
                                                              ============    ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              ------------------------
                                                                 2004          2003
                                                              -----------   ----------
Trust Corpus, beginning of period (note 3)..................  $ 1,909,252   $2,046,528
Cash earnings...............................................    8,381,419    5,091,963
Cash distributions..........................................   (8,380,690)  (5,103,116)
Amortization of royalty interest (note 3)...................      (80,100)     (66,000)
                                                              -----------   ----------
Trust Corpus, end of period.................................  $ 1,829,881   $1,969,375
                                                              ===========   ==========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004
(1) FORMATION OF THE TRUST

     On September 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the "Trust") and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on September 22, 1983. In 1997 the Company was acquired by Burlington Resources, Inc. ("BR"), and is now a wholly owned subsidiary of BR.

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

     Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5,000,000 per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interests of the Unit holders. After paying or making provision for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee and, if necessary, will set up reserves in amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

                               LL&E ROYALTY TRUST

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In September 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2004, the Fee Lands consisted of approximately 22,600 gross acres in south Louisiana, approximately 4,400 of which were under lease.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at September 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2004 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

(4) FEDERAL INCOME TAX MATTERS

     In May and September 1983, the Company applied to the Internal Revenue Service (IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each

                               LL&E ROYALTY TRUST

Overriding Royalty would constitute a single property within the meaning of
Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units will be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

     The cumulative escrow balance as of September 30, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

DURATION AND TERMINATION OF THE TRUST

     Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5,000,000 per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration) upon such terms as the Trustee, in its sole discretion, deems to be in the best interests of the Unit holders. After paying or making provision for all liabilities of the Trust, the Trustee will distribute all cash then held by it in its capacity as Trustee. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

     The cumulative escrow balance as of September 30, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

                                                 THIRD QUARTER             FIRST NINE MONTHS
                                            ------------------------   -------------------------
                                               2004          2003         2004          2003
                                            -----------   ----------   -----------   -----------
Royalty revenues..........................  $ 2,359,118   $2,210,771   $ 8,907,006   $ 5,587,447
Trust administrative expenses.............     (166,469)    (179,881)     (525,587)     (495,484)
                                            -----------   ----------   -----------   -----------
Cash earnings.............................  $ 2,192,649   $2,030,890   $ 8,381,419   $ 5,091,963
Change in undistributed cash..............          725       88,882          (729)       11,153
                                            -----------   ----------   -----------   -----------
Cash distributions........................  $ 2,193,374   $2,119,772   $ 8,380,690   $ 5,103,116
Cash distributions per unit...............        .1154        .1116         .4412         .2687
                                            ===========   ==========   ===========   ===========
Units of beneficial interest..............   18,991,304   18,991,304    18,991,304    18,991,304
                                            ===========   ==========   ===========   ===========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2004 and 2003 (the 2004 and 2003 "Third Quarters" and "First Nine Months", respectively) are attributable to the Working Interest Owner's operations during the periods April through June (the "Three-Month Operating Periods") of 2004 and 2003, respectively, and the periods October 2003 through June 2004 and October 2002 through June 2003 (the 2004 and 2003 "Nine-Month Operating Periods", respectively).

     Distributions to Unit holders for the 2004 and 2003 Third Quarters totaled $2,193,374 ($.1154 per Unit) and $2,119,772 ($.1116 per Unit), respectively.
During these periods, the Trust received cash of $2,359,118 and $2,210,771, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2004 and 2003 Third Quarters were as follow:

                                                             2004      2003
                                                            -------   -------
July......................................................  $ .0357   $ .0184
August....................................................    .0412     .0430
September.................................................    .0385     .0502
                                                            -------   -------
                                                            $ .1154   $ .1116
                                                            =======   =======

     Distributions to Unit holders for the First Nine Months of 2004 and 2003 amounted to $8,380,690 ($.4412 per Unit) and $5,103,116 ($.2687 per Unit),
respectively. During these periods, the Trust received cash of $8,907,006 and $5,587,447, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2004:

                               THIRD QUARTER 2004

                                                              SOUTH      OFFSHORE
                                                JAY FIELD    PASS 89    LOUISIANA      TOTAL
                                                ----------   --------   ----------   ----------
Revenues:
  Liquids.....................................  $5,495,807   $275,737   $  254,751   $6,026,295
  Natural gas.................................      33,020      5,891    2,383,487    2,422,398
                                                ----------   --------   ----------   ----------
                                                 5,528,827    281,628    2,638,238    8,448,693
Production costs and expenses(1)..............  (3,397,508)    94,171     (306,525)  (3,609,862)
Capital expenditures..........................  (2,489,151)    (6,585)     (49,843)  (2,545,579)
                                                ----------   --------   ----------   ----------
Net Proceeds..................................  $ (357,832)  $369,214   $2,281,870   $2,293,252
                                                ==========   ========   ==========   ==========
Overriding Royalties paid to the Trust(2).....  $       --   $184,608   $2,053,683   $2,238,291
                                                ==========   ========   ==========
Fee Lands Royalties...............................................................      120,827
                                                                                     ----------
Royalties paid to the Trust.......................................................   $2,359,118
                                                                                     ==========

                             FIRST NINE MONTHS 2004

                                                              SOUTH       OFFSHORE
                                               JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                              -----------   ----------   ----------   -----------
Revenues:
  Liquids...................................  $16,208,135   $  882,360   $1,018,337   $18,108,832
  Natural gas...............................      186,087       18,521    7,007,059     7,211,667
                                              -----------   ----------   ----------   -----------
                                               16,394,222      900,881    8,025,396    25,320,499
Production costs and expenses(1)............   (9,802,271)     165,553     (635,916)  (10,272,634)
Capital expenditures........................   (4,984,465)     (13,270)     (78,682)   (5,076,417)
                                              -----------   ----------   ----------   -----------
Net Proceeds................................  $ 1,607,486   $1,053,164   $7,310,798   $ 9,971,448
                                              ===========   ==========   ==========   ===========
Overriding Royalties paid to the Trust(2)...  $ 1,143,713   $  514,504   $6,579,718   $ 8,237,935
                                              ===========   ==========   ==========
Fee Lands Royalties................................................................       669,071
                                                                                      -----------
Royalties paid to the Trust........................................................   $ 8,907,006
                                                                                      ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2004 Third Quarter and 2004 First Nine Months was $83,723 and $245,978, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2) As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 2004, excess production costs to be recovered from future revenues totaled $679,940 for the Jay Field property.

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2003:

                               THIRD QUARTER 2003

                                                                           OFFSHORE
                                             JAY FIELD    SOUTH PASS 89   LOUISIANA       TOTAL
                                            -----------   -------------   ----------   -----------
Revenues:
  Liquids.................................  $ 4,974,255     $ 126,803     $  327,769   $ 5,428,827
  Natural gas.............................      187,792         9,065      2,646,923     2,843,780
                                            -----------     ---------     ----------   -----------
                                              5,162,047       135,868      2,974,692     8,272,607
Production costs and expenses(1)..........   (2,776,535)     (145,261)      (407,835)   (3,329,631)
Capital expenditures......................     (843,770)       (7,404)      (883,212)   (1,734,386)
                                            -----------     ---------     ----------   -----------
Net Proceeds..............................  $ 1,541,742     $ (16,797)    $1,683,645   $ 3,208,590
                                            ===========     =========     ==========   ===========
Overriding Royalties paid to the
  Trust(2)................................  $   672,515     $      --     $1,515,281   $ 2,187,796
                                            ===========     =========     ==========
Fee Lands Royalties.................................................................        22,975
                                                                                       -----------
Royalties paid to the Trust.........................................................   $ 2,210,771
                                                                                       ===========

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

(2) As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. As of September 30, 2003, excess production costs to be recovered from future revenues totaled $25,330 for the South Pass 89 property.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2004 and 2003:

                                                THIRD QUARTER             FIRST NINE MONTHS
                                          -------------------------   --------------------------
                                             2004          2003           2004          2003
                                          -----------   -----------   ------------   -----------
Net Proceeds:
  Revenues..............................  $ 8,448,693   $ 8,272,607   $ 25,320,499   $24,312,653
  Production costs and expenses.........   (3,609,862)   (3,329,631)   (10,272,634)   (8,931,974)
  Capital expenditures..................   (2,545,579)   (1,734,386)    (5,076,417)   (4,879,694)
                                          -----------   -----------   ------------   -----------
  Net Proceeds..........................  $ 2,293,252   $ 3,208,590   $  9,971,448   $10,500,985
                                          ===========   ===========   ============   ===========
Royalties paid to the Trust:
  Overriding Royalties..................  $ 2,238,291   $ 2,187,796   $  8,237,935   $ 5,525,552
  Fee Lands Royalties...................      120,827        22,975        669,071        61,895
                                          -----------   -----------   ------------   -----------
  Royalties paid to the Trust...........  $ 2,359,118   $ 2,210,771   $  8,907,006   $ 5,587,447
                                          ===========   ===========   ============   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately 2% in the 2004 Three-Month Operating Period and increased approximately 4% in the 2004 Nine-Month Operating Period versus the comparable periods in 2003. The increase in Revenues for the Three-Month Operating Period is primarily a result of higher commodity prices partially offset by lower production at Jay Field and Offshore Louisiana. The increase in Revenues for the Nine-Month Operating Period is primarily a result of higher commodity prices partially offset by lower production at Jay Field. Jay Field production is lower primarily due to the fact that it is a mature, declining field, and has experienced facility downtime due to operational difficulties throughout the year.

     Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2004 Three-Month Operating Period attributable to the Productive Properties were $37.32 per barrel, $28.62 per barrel and $6.16 per thousand cubic feet ("mcf"), respectively. In the comparable 2003 period, average crude oil, natural gas liquids and natural gas prices were $28.76 per barrel, $21.84 per barrel and $5.62 per mcf, respectively. In the 2004 Nine-Month Operating Period , average crude oil, natural gas liquids and natural gas prices were $33.64 per barrel, $26.97 per barrel and $5.63 per mcf, respectively. In the comparable 2003 Nine-Month Operating Period , average crude oil, natural gas liquids and natural gas prices were $29.60 per barrel, $23.26 per barrel and $5.54 per mcf, respectively.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately 8% and 15% in the 2004 Three-Month Operating Period and the 2004 Nine-Month Operating Period, respectively, versus the comparable periods in 2003. The increase in production costs and expenses for the three and nine-month periods is primarily due to an increase in expense workovers at Jay Field as part of a comprehensive workover program by the operator to comply with the state of Florida's regulatory requirements partially offset by higher credits for third party processing at South Pass 89. South Pass 89 production cost is a credit primarily due to credits for processing third party gas at South Pass 89.

     Capital expenditures increased 47% in the 2004 Three-Month Operating Period and increased 4% for the 2004 Nine-Month Operating Period, respectively, versus the comparable periods in 2003. The increase in capital expenditures for the three and nine month periods is primarily due to an increase in capital workovers and abandonment costs at the Jay Field as part of the operator's program to comply with the state of Florida's regulatory requirements, offset by decreases in nitrogen injection costs at Jay Field and development drilling and capital workovers at Offshore Louisiana.

     Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 10,215 barrels for the 2004 Three-Month Operating Period and 29,866 barrels for the 2003 Three-Month Operating Period. Imputed natural gas production was 301,987 mcf and 241,457 mcf for the respective periods. Imputed liquids production for the Nine-Month Operating Periods ending September 30, 2004 and 2003 was 78,527 barrels and 43,408 barrels, respectively. Imputed natural gas production was 1,029,438 mcf and 805,435 mcf for the respective Nine-Month periods.

     At September 30, 2004, the Fee Lands consisted of approximately 22,600 gross acres in south Louisiana, approximately 4,400 of which were under lease.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     (b) Changes in Internal Control Over Financial Reporting. There has been no change in the Trustee's internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, and makes no statement concerning, the internal control over financial reporting of the working interest owner.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS

        EXHIBIT
         NUMBER                                          DESCRIPTION
        -------                                          -----------
         4*                  --  Trust Agreement for LL&E Royalty Trust, dated as of
                                 September 1, 1983, between the Company and First City
                                 National Bank of Houston, as Trustee.
         28.1*               --  Agreement of General Partnership of LL&E Royalty
                                 Partnership.
         28.2*               --  Form of Conveyance of Overriding Royalty Interests for Fort
                                 Worth Basin Property.
         28.3*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Alabama) Property.
         28.4*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Florida) Property.
         28.5*               --  Form of Conveyance of Overriding Royalty Interests for
                                 Offshore Louisiana Property.
         28.6*               --  Form of Conveyance of Overriding Royalty Interests for South
                                 Pass 89 Property.
         28.7*               --  Form of Royalty Deed.
         31                  --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002
         32                  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
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

Date: November 14, 2004

NOTE: Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                          DESCRIPTION
        -------                                          -----------
         4*                  --  Trust Agreement for LL&E Royalty Trust, dated as of
                                 September 1, 1983, between the Company and First City
                                 National Bank of Houston, as Trustee.
         28.1*               --  Agreement of General Partnership of LL&E Royalty
                                 Partnership.
         28.2*               --  Form of Conveyance of Overriding Royalty Interests for Fort
                                 Worth Basin Property.
         28.3*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Alabama) Property.
         28.4*               --  Form of Conveyance of Overriding Royalty Interests for Jay
                                 Field (Florida) Property.
         28.5*               --  Form of Conveyance of Overriding Royalty Interests for
                                 Offshore Louisiana Property.
         28.6*               --  Form of Conveyance of Overriding Royalty Interests for South
                                 Pass 89 Property.
         28.7*               --  Form of Royalty Deed.
         31                  --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                                 Act of 2002
         32                  --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                                 Act of 2002

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).