Form 10-K
period 2004-12-31
LL&E ROYALTY TRUST
filed 2005-03-31
CIK 721765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

             JPMORGAN CHASE BANK,N.A., TRUSTEE
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X .  NO  ____.

     As of June 30, 2004, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $95,716,167.

     As of March 31, 2005, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                               TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER
                                                               ------
                               PART I
ITEM  1  -- Business........................................      1
     Introduction...........................................      1
     Terms and Operation of the Trust.......................      2
          Creation and Operation of the Trust...............      2
          Terms of the Conveyances..........................      2
          The Partnership...................................      4
          Receipts and Payments.............................      4
          Liabilities and Contingency Reserves..............      4
          Duration and Termination of the Trust.............      5
          Status of the Trust...............................      6
     The Royalties..........................................      6
          Overriding Royalties..............................      6
          Fee Lands Royalties...............................      8
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................      8
     The Units..............................................      9
          Distributions and Income Computations.............      9
          Transfer of Units.................................     10
          Periodic Reports..................................     10
          Possible Requirement That Units Be Divested.......     10
          Liability of Unit Holders.........................     11
          Voting by Unit Holders............................     12
          Certain State Law Considerations..................     12
     The Properties.........................................     12
          General...........................................     12
          Description of Productive Properties..............     13
          Description of the Fee Lands......................     14
     Oil and Gas Sales from the Productive Properties.......     15
          Oil Sales.........................................     15
          Gas and Liquids Sales.............................     15
     Exploration and Development Activities.................     16
          Productive Properties.............................     16
          Fee Lands.........................................     16
     Estimates of Petroleum Engineers.......................     16
          September 30, 2004 Estimates......................     16
          Certain Factors Affecting Estimates...............     17
     Industry Conditions and Regulation.....................     25
          Principal Trust Risk Factors......................     25
          Industry Conditions...............................     28
          Regulation........................................     28
     Tax Considerations to Owners of Units..................     29
          Federal Income Tax Considerations.................     29
          IDC Recapture Income to the Company on
          Distribution......................................     37
          Backup Withholding................................     37
          Information Return Filing Requirements............     37
          State Tax Considerations..........................     38
          Severance Taxes...................................     40
          Ad Valorem Taxes..................................     40
          Available Information.............................     40
ITEM  2  -- Properties......................................     41
ITEM  3  -- Legal Proceedings...............................     41
ITEM  4  -- Submission of Matters to a Vote of Unit
  Holders...................................................     41

                                                                PAGE
                                                               NUMBER
                                                               ------
                               PART II
ITEM  5  -- Market for the Registrant's Common Equity,
            Related Unit Holder Matters and Issuer Purchases
            of Equity Securities............................     41
ITEM  6  -- Selected Financial Data.........................     41
ITEM  7  -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...     42
ITEM  7A -- Quantitative and Qualitative Disclosures about
            Market Risk.....................................     45
ITEM  8  -- Financial Statements and Supplementary Data.....     46
ITEM  9  -- Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............     54
ITEM  9A -- Controls and Procedures.........................     54
ITEM  9B -- Other Information...............................     55

                              PART III
ITEM  10 -- Directors and Executive Officers of the
            Registrant......................................     55
ITEM  11 -- Executive Compensation..........................     56
ITEM  12 -- Security Ownership of Certain Beneficial Owners
            and Management..................................     56
ITEM  13 -- Certain Relationships and Related
            Transactions....................................     56
ITEM  14 -- Principal Accounting Fees and Services..........     56

                               PART IV
ITEM  15 -- Exhibits, Financial Statement Schedules.........     57
SIGNATURE...................................................     58

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

                                    PART  I
ITEM 1.  BUSINESS
                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, JPMorgan Chase Bank, N.A., formerly Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City, Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. JPMorgan Chase Bank, N.A. now serves as Trustee of the Trust. The Trustee's offices are located at 700 Lavaca, Austin, Texas 78701, and its telephone number is 1-800-852-1422. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida and in federal waters offshore Louisiana (the "Productive Properties") and (b) 3% royalty interests (the "Fee Lands Royalties") in certain of the Company's then unleased, undeveloped south Louisiana fee lands (the "Fee Lands"). The Productive Properties and the Fee Lands are collectively referred to herein as the "Properties". Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the "Royalties") is held by a partnership (the "Partnership") of which the Trust and the Company are the only partners, holding a 99% and a 1% interest, respectively. The Royalties are the only assets of the Partnership. The term "Royalties" reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust's interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the "Conveyances". The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate.

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

                        TERMS AND OPERATION OF THE TRUST

CREATION AND OPERATION OF THE TRUST

     Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See "Terms and Operation of the Trust -- The Partnership". The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. The Trustee of the Trust is JPMorgan Chase Bank, N.A.

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

     Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owner for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owner that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be JPMorgan Chase Bank, N.A., and will not be payable with respect to the Royalties until the matter is resolved. The Working Interest Owner may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owner by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owner to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. In addition, the Working Interest Owner has escrowed $3,000,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust. The Working Interest Owner's estimates of total Special Costs are $16,600,000 for Jay Field, $1,000,000 for South Pass 89 and $1,400,000 for Offshore Louisiana. As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present, the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2004 reserve report included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field properties. The Working Interest Owner has advised the Trustee that it intends to continue to monitor all relevant facts and circumstances to evaluate the necessity of escrowing additional funds as described above. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reduction could be significant.

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

     See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THE PARTNERSHIP

     Title to the Royalties is held by a partnership of which the LL&E Royalty Trust and Burlington Resources are the only partners. The Partnership was formed solely for the purpose of owning the Royalties, and its only functions are the ownership of such interests and the related receipt of funds, payment of expenses, disbursement of revenues from the Royalties and preparation of certain reports to JPMorgan Chase Bank, N.A.

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

DURATION AND TERMINATION OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million (the "Termination Threshold") for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 fell below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5 million Termination Threshold, the Trust would be required to terminate effective December 31, 2003. The Trust's net revenues for the year ended December 31, 2003 were $7.9 million and therefore the Trust did not terminate on December 31, 2003. It should be noted that the Trust's net revenues for the year ended December 31, 2004 were $10.2 million. As the Trust's 2004 net revenues are above the Termination Threshold for 2004, the Trust will not terminate on December 31, 2005, pursuant to the Trust Agreement.

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5 million per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee an, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

     See Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily
(a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to JPMorgan Chase Bank, N.A. prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. The Working Interest Owner's estimates of total Special Costs are $16,600,000 for Jay Field, $1,000,000 for South Pass 89 and $1,400,000 for Offshore Louisiana. The Working Interest Owner has escrowed $4,543,402 for the Jay Field property, $2,600,000 for the South Pass 89 property and $3,000,000 for the Offshore Louisiana property as of December 31, 2004. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 22,600 gross acres in south Louisiana, only approximately 4,400 of which were leased at December 31, 2004. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 2004 (applicable to production from July 2004 through September 2004) and (ii) the year ended December 31, 2004 (applicable to production from October 2003 through September 2004):

                        QUARTER ENDED DECEMBER 31, 2004

                                                              SOUTH       OFFSHORE
                                               JAY FIELD     PASS 89     LOUISIANA      TOTAL
                                              -----------   ---------    ----------   ----------
Revenues:
  Liquids...................................  $ 5,197,069   $ 282,626    $  346,590   $5,826,285
  Natural gas...............................       43,596       1,619     1,945,068    1,990,283
                                              -----------   ---------    ----------   ----------
                                              $ 5,240,665   $ 284,245    $2,291,658   $7,816,568
Production costs and expenses(1)............    4,320,325     (49,613)      306,223    4,576,935
Capital expenditures........................    2,287,583     507,065        32,093    2,826,741
                                              -----------   ---------    ----------   ----------
                                                6,607,908     457,452       338,316    7,403,676
Net Proceeds................................  $(1,367,243)  $(173,207)   $1,953,342   $  412,892
                                              ===========   =========    ==========   ==========
Overriding Royalties paid to the Trust(2)...  $        --   $ 132,791    $1,758,008   $1,890,799
                                              ===========   =========    ==========
Fee Lands Royalties................................................................       59,791
                                                                                      ----------
Royalties paid to the Trust........................................................   $1,950,590
                                                                                      ==========

                          YEAR ENDED DECEMBER 31, 2004

                                                             SOUTH       OFFSHORE
                                              JAY FIELD     PASS 89      LOUISIANA       TOTAL
                                             -----------   ----------   -----------   -----------
Revenues:
  Liquids..................................  $21,405,205   $1,164,986   $ 1,364,927   $23,935,118
  Natural gas..............................      229,682       20,140     8,952,127     9,201,949
                                             -----------   ----------   -----------   -----------
                                             $21,634,887   $1,185,126   $10,317,054   $33,137,067
Production costs and expenses(1)...........   14,122,596     (215,166)      942,139    14,849,569
Capital expenditures.......................    7,272,049      520,335       110,775     7,903,159
                                             -----------   ----------   -----------   -----------
                                              21,394,645      305,169     1,052,914    22,752,728
Net Proceeds...............................  $   240,242   $  879,957   $ 9,264,140   $10,384,339
                                             ===========   ==========   ===========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $ 1,143,713   $  647,295   $ 8,337,726   $10,128,734
                                             ===========   ==========   ===========
Fee Lands Royalties................................................................       728,862
                                                                                      -----------
Royalties paid to the Trust........................................................   $10,857,596
                                                                                      ===========

---------------

(1) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2004 was approximately $93,035 and $339,012, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80 percent of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the year ended December 31, 2004, South Pass 89 property processing fees totaled $941,170 and interest on escrow totaled $86,897, while the operating expenses totaled $812,901, netting a credit balance of ($215,166).

(2) The 2004 royalty income for the South Pass 89 properties has been reduced by $24,156 as a result of excess production costs arising in 2003. The Jay Field and South Pass 89 properties have excess production costs of $2,047,183 and $438,790, respectively, as of December 31, 2004.

                                   THE UNITS

DISTRIBUTIONS AND INCOME COMPUTATIONS

     Distributions of available revenues to Unit holders are made monthly. Each payment is made with respect to the preceding Monthly Period of the Trust. The Trustee determines for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period is payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and is distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the "Monthly Payment Date"). Under the terms of the Trust Agreement, the Trustee is prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may hold substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and JPMorgan Chase Bank, N.A. has the use of these balances during such periods.

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 2004. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

TRANSFER OF UNITS

     Units are transferable on the records of JPMorgan Chase Bank, N.A., as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by JPMorgan Chase Bank, N.A., Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See "Tax Considerations to Owners of
Units -- Federal Income Tax Considerations -- Tax Consequences of Owning
Units -- Sale of Units" for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the certificates.

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 2004, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2004.

                                                                        PRODUCTIVE WELLS(1)
                                                                  -------------------------------
         PRODUCTIVE                                ACRES               OIL               GAS
     PROPERTY AND YEAR                       -----------------    --------------    -------------
          IN WHICH             LOCATION       GROSS      NET      GROSS     NET     GROSS    NET
    PRODUCTION COMMENCED       --------      -------    ------    -----    -----    -----    ----
Jay Field (1970)(2).........  Onshore        184,472(3) 62,150(3)   84     28.30      1       .34
                              Alabama
                              and Florida
South Pass 89 (1982)........  Offshore         5,000     1,250      15      3.75      2       .50
                              Louisiana
Offshore Louisiana
(1968)(4)...................  Offshore        17,500     3,708      12(5)   1.50     29(5)   6.13
                              Louisiana
                                             -------    ------     ---     -----     --      ----
                                             206,972    67,108     111     33.55     32      6.97
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

(4) Includes four federal leases or federal units (as applicable) with designations, initial production dates and percentage ownership of the Working Interest Owner as follows:

                                                                PERCENTAGE
                                                              OF THE WORKING
                                                              INTEREST OWNED
                  DESIGNATION AND INITIAL                     BY THE WORKING
                      PRODUCTION DATE                         INTEREST OWNER
                  -----------------------                     --------------
East Cameron 195 Unit (1971)...............................   33.33%
East Cameron 336, South Addition (1983)....................   20%
Eugene Island 261 (1979)...................................   20%
South Marsh Island 76, South Addition (1968)...............   25%
Vermilion 331, South Addition (1977).......................   12.5%

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

     Under Louisiana law, mineral royalties, in general, will terminate, in the absence of production, after the lapse of ten consecutive years from the date of conveyance. However, the production of any mineral included in the Conveyances (including that obtained through testing a shut-in well proved to be capable of producing in paying quantities) before the lapse of ten years will, except as hereinafter provided with respect to production obtained from a unit, maintain the Royalties in existence for so long as such production continues without cessation, and for a period of ten years thereafter, as to all of the lands affected thereby that are contiguous to the land burdened by the Royalties from which such production is obtained. Tracts of land are rendered noncontiguous by intervening tracts owned by third parties or not covered by the Conveyances, including navigable bodies of water, that divide and separate the lands burdened by the Royalties. Parcels of land that meet only at a corner are likewise noncontiguous. The Fee Lands contain both contiguous and noncontiguous tracts. In the case of production from a unit, the Royalties will be maintained with respect to the whole of the body of land contiguous to the production so long as such production continues without cessation, and for a period of ten years thereafter, if the unit well is situated on land burdened by the Royalties; but if the unit well is on land other than that burdened by the Royalties, production maintains the Royalties only with respect to that portion of the land included in the unit. If all or a portion of the tract of land burdened by the Royalties is included within a unit on which there already exists a shut-in well capable of producing in paying quantities located on other lands within the unit, the ten-year period for termination of the Royalties in the absence of production would begin anew on the effective date of the order or act creating the unit, and production within the ten-year period would maintain the Royalties only with respect to the acreage subject to the Royalties included in the unit. A unit is an area within which all owners of mineral rights share in production there from. It may be created by agreement or by the Louisiana Department of Conservation. The Trust receives minimal revenues related to production from wells drilled on Fee Lands acreage as well as from certain units that include small portions of the lands burdened by the Fee Lands Royalties. Since the producing wells on unitized acreage are located on property other than that burdened by the Fee Lands Royalties, such production could serve to maintain the Fee Lands Royalties beyond the initial ten year period only as to the lands included within said Units.

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 22,600 gross acres, approximately 4,400 acres of which were under lease as of December 31, 2004.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 2002, 2003 and 2004:

                                                                   NET WELLS
                                                              -------------------
                                                               OIL    GAS    DRY
2002                                                          -----   ----   ----
     Exploratory............................................     --    --      --
     Development............................................  0.340    --      --

        2003
     Exploratory............................................     --    --      --
     Development............................................  0.200    --      --

        2004
     Exploratory............................................     --    --      --
     Development............................................     --    --      --

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 2004:

  Jay Field

     Capital and abandonment expenditures of approximately $7.3 million were incurred in 2004, primarily for nitrogen purchases for injections and an active capital workover and abandonment program.

  South Pass 89

     Capital and abandonment expenditures of approximately $520,000 were incurred in 2004, primarily for platform facility work and a platform abandonment.

  Offshore Louisiana

     Capital and abandonment expenditures of approximately $111,000 were incurred in 2004, primarily for platform facility work.

FEE LANDS

     Approximately 4,400 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 2004. Two wells were drilled on the Fee Lands in 2004.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 2004 ESTIMATES

     Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2004 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2004. A copy of Miller and Lents' letter, dated March 2, 2005, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2004; the present value was based on a discount factor of 10% per year.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 2004 were approximately $211.2 million, and the present value of such future net revenues was approximately $95.4 million. (The estimates as of September 30, 2003, were $77.3 million and $38.8 million, respectively, before giving effect to approximately $10.2 million in distributions during 2004.)

     The estimates of future net revenues as of September 30, 2004 reflect a 173 percent increase in future net revenues, and an 146 percent increase in the present value of future net revenues from those estimated as of September 30, 2003, after adjusting those 2003 estimates for the estimated distributions related to the twelve months of production ended September 30, 2004. The increase in 2004 estimated future net revenues attributable to the Trust from the 2003 estimates was primarily attributable to Jay Field, where this estimate increased by approximately $132.0 million.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $700,000 for the twelve months ending September 30, 2005. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2004, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $19 million for the period from October 1, 2004 through September 30, 2005. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                       (MILLER AND LENTS LTD LETTERHEAD)

                                 March 2, 2005

JPMorgan Chase Bank, N.A., Trustee
LL&E Royalty Trust
700 Lavaca, 5th Floor
Austin, TX 78701-3102

                                          Re:     LL&E Royalty Trust
                                              As of September 30, 2004
Ladies and Gentlemen:

     We estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by Burlington Resources Inc. (the "Company") in certain properties associated with the LL&E Royalty Trust (the "Trust") interest.

     The estimated proved imputed reserves and future net revenues, discounted at 10 percent per annum, net to the interests owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2004, are as follows:

                            Net Proved Imputed Reserves and Revenues(1)(2)
                    --------------------------------------------------------------
                        Crude Oil,                                 Net Revenues
                      Condensate, and     Natural   Future Net   Discounted at 10%
                    Natural Gas Liquids    Gas,     Revenues,        Per Year,
 Reserve Category         MBbls.           MMcf         M$              M$
------------------  -------------------   -------   ----------   -----------------
Proved Developed           3,439           4,542     168,512          74,529
Proved Undeveloped           823             776      42,707          20,834
                           -----           -----     -------          ------
  Total Proved             4,283           5,335     211,205          95,362
                           =====           =====     =======          ======

(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of Form 10-K.

(2) Total Proved Reserves and Revenues do not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production varies slightly from the timing associated with the separated proved reserve categories. Future excess production costs will be recouped out of total field production regardless of reserve category.

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

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       March 2, 2005
LL&E Royalty Trust                                                       Page  2

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

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                   Estimated Net Revenues to the Trust(1)(2)
                   -----------------------------------------
 For Production    From Proved    From Proved    From Total
 During the 12      Developed     Undeveloped      Proved
  Months Ended      Reserves,      Reserves,      Reserves,
  September 30          M$             M$            M$
----------------   ------------   ------------   -----------
        2005           5,132              0          5,132
        2006           7,231              0          6,628
        2007          11,398          1,109         13,265
        2008          11,377          2,878         14,237
        2009          10,529          5,894         16,258
        2010           9,973          4,913         14,746
   Remainder         112,872         27,913        140,939
                     -------         ------        -------
       Total         168,512         42,707        211,205
                     =======         ======        =======

(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" on page 5 of Form 10-K.

(2) Total Proved Reserves and Revenues do not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved protection varies slightly from the timing associated with the separated proved reserve categories. Future excess production costs will be recouped out of total field production regardless of reserve category.

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

JPMorgan Chase Bank, Trustee                                       March 2, 2005
LL&E Royalty Trust                                                       Page  3

     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

                                       Last Year of
                    Estimated Future    Estimated
                    Net Revenues to      Economic
                       The Trust,        Life of
     Property            M$(1)           Reserves
------------------  ----------------   ------------
Jay Field               197,915            2031
South Pass 89               151            2007
Offshore Louisiana       12,135            2012
Fee Lands                 1,004            2015
                        -------
     Total              211,205
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

     The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Company in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs net of salvage value to the Company's working interest are $1.0 million for South Pass 89, $16.6 million for the Jay Field, and $1.4 million for the Offshore Louisiana properties. As of September 30, 2004, the South Pass 89 and the Offshore Louisiana properties' estimated abandonment costs were fully

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       March 2, 2005
LL&E Royalty Trust                                                       Page  4

escrowed. The Jay Field escrow balance is $4.5 million, leaving an additional $12.1 million attributable to the Company's working interest to be escrowed in the future.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. Excess production costs to the Company's working interest to be recovered from future Net Proceeds as of September 30, 2004, were $438,790 for South Pass 89 Field and $2,047,183 for Jay field.

     The estimated future net revenues have been estimated, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as of September 30, 2004, to the estimated future production of these products over the economic life of the reserves and assuming continuation of current economic conditions. Surface and well equipment salvage values and well plugging and field abandonment costs have been considered in the projections computing Net Proceeds for all properties. Future cost estimates, if any, for the restoration of producing properties to satisfy environmental standards were not deducted from future revenues as such estimates are beyond the scope of this assignment.

     The reserve estimates and production rate projections used to forecast future net revenues and imputed reserves attributable to the Trust are based on geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historical performance trends. Reserves for the remaining properties were estimated by volumetric calculations or by analogy to similar properties. Estimated reserves for the Jay Field property are forecasted based on analysis of historical production volumes and decline rates while incorporating the on-going well workover and plugging/abandonment program initiated in 2003. This program has improved field production. Additional capital is budgeted by the Company over the next two years to continue this program with the associated production benefit included in the estimate of future production. In addition, the operator of Jay Field and the Company have indicated that significant capital will likely be spent over the next two years to improve tangible and intangible field facilities. This capital is also built into the forecast of future costs associated with the Company interest. Finally, the operator and the Company have approved a development drilling and recompletion program that will be initiated in 2005 with estimated first production in 2006. The current plan is to add eighteen new completions over the next three years through a combination of new drills and workovers/ recompletions of existing wellbores The associated capital required to perform this work is included in the analyses. This proposed work is subject to change depending on the results of the initial wells.

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

                            (MILLER AND LENTS, LTD.)

JPMorgan Chase Bank, Trustee                                       March 2, 2005
LL&E Royalty Trust                                                       Page  5

the Company by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Company prior to consideration of the Trust, as follows:

                                  Estimated future
                                  net revenues to the
Imputed proved reserves           Trust                         Estimated net proved
to the Trust (expressed     =     -------------------     X     reserves of the Company
in barrels or Mcf)                Estimated future              (barrels or Mcf)
                                  gross revenues
                                  to the Company(3)

(3) Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

     As the imputed estimated proved reserves of the Trust are calculated using estimated future net revenues, future changes in the product pricing assumptions on which the revenue estimates are based would result in corresponding changes in the Trust's imputed estimated proved reserves, which could be significant.

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

                                          Very truly yours,

                                          MILLER AND LENTS, LTD.

                                          By: /s/ CHRISTOPHER A. BUTTA
                                            ------------------------------------
                                            Christopher A. Butta
                                            Senior Vice President

CAB/bb

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

                       INDUSTRY CONDITIONS AND REGULATION

PRINCIPAL TRUST RISK FACTORS

     Although risk factors are described elsewhere in this Form 10-K together with specific Cautionary Statements, the following is a summary of the principal risks associated with an investment in units in the Trust.

NATURAL GAS AND OIL PRICES FLUCTUATE DUE TO A NUMBER OF FACTORS, AND LOWER PRICES WILL REDUCE NET PROCEEDS AVAILABLE TO THE TRUST AND DISTRIBUTIONS TO TRUST UNIT HOLDERS.

     The Trust's distributions are highly dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owners. Factors that contribute to price fluctuation include, among others:

     - political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

     - worldwide economic conditions;

     - weather conditions;

     - the supply and price of foreign natural gas and oil;

     - the level of consumer demand;

     - the price and availability of alternative fuels;

     - the proximity to, and capacity of, transportation facilities; and

     - the effect of worldwide energy conservation measures.

     Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

     Lower natural gas and oil prices may reduce the amount of natural gas and oil that is economic to produce and reduce net profits available to the Trust. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the natural gas, oil and natural gas liquids produced from the Properties are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

PENDING LITIGATION AGAINST A WORKING INTEREST OWNER COULD ADVERSELY IMPACT CASH DISTRIBUTIONS

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

INCREASED PRODUCTION AND DEVELOPMENT COSTS FOR THE OVERRIDING ROYALTIES WILL RESULT IN DECREASED TRUST DISTRIBUTIONS.

     Production and development costs attributable to the Overriding Royalties are deducted in the calculation of the Trust's share of net proceeds. Accordingly, higher or lower production and development costs, without concurrent increases in revenues, directly decrease or increase the amount received by the Trust for the Overriding Royalties.

     If development and production costs of the Overriding Royalties exceed the proceeds of production from the Properties, the Trust will not receive net proceeds for those properties until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional revenue to repay the costs.

TRUST RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY PROVE TO BE INACCURATE, WHICH COULD CAUSE BOTH ESTIMATED RESERVES AND ESTIMATED FUTURE REVENUES TO BE TOO HIGH.

     The value of the units of beneficial interest of the Trust depends upon, among other things, the amount of reserves attributable to the Overriding Royalties and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions include:

     - historical production from the area compared with production rates from similar producing areas;

     - the assumed effect of governmental regulation; and

     - assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

     Changes in these assumptions can materially change reserve estimates.

     The reserve quantities attributable to the Overriding Royalties and revenues are based on estimates of reserves and revenues for the underlying properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust holds an interest in the Overriding Royalties and does not own a specific percentage of the natural gas reserves.

OPERATING RISKS FOR THE WORKING INTEREST OWNERS' INTERESTS IN THE PROPERTIES CAN ADVERSELY AFFECT TRUST DISTRIBUTIONS.

     The occurrence of drilling, production or transportation accidents and other natural disasters at any of the Properties will reduce Trust distributions by the amount of uninsured costs. These occurrences include blowouts, cratering, explosives and other environmental damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable to the Trust.

THE OPERATORS OF THE WORKING INTEREST OWNER ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION.

     Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations.

NONE OF THE TRUSTEE, THE TRUST NOR ITS UNIT HOLDERS CONTROL THE OPERATION OR DEVELOPMENT OF THE PROPERTIES AND HAVE LITTLE INFLUENCE OVER OPERATION OR DEVELOPMENT.

     Neither the Trustee nor the Unit holders can influence or control the operation or future development of the underlying properties. The Properties are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the Properties and payments to the Trust for the Overriding Royalties.

     The current working interest owners are under no obligation to continue operating the properties. Neither the Trustee nor the Unit holders have the right to replace an operator.

THE OWNER OF ANY PROPERTIES MAY ABANDON ANY PROPERTY, TERMINATING THE RELATED OVERRIDING ROYALTIES.

     The working interest owners may at any time transfer all or part of the Properties to another unrelated third party. Unit holders are not entitled to vote on any transfer, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the Properties will continue to be subject to the Overriding Royalties, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to the Trust the Overriding Royalties on the transferred portion of the Properties, and the current owner of the Properties would have no continuing obligation to the Trust for those properties.

     The current working interest owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Overriding Royalties relating to the abandoned well.

THE OVERRIDING ROYALTIES CAN BE SOLD AND THE TRUST CAN BE TERMINATED.

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5,000,000 per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee an, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

TRUST ASSETS ARE DEPLETING ASSETS AND, IF THE WORKING INTEREST OWNERS OR OTHER OPERATORS OF THE PROPERTIES DO NOT PERFORM ADDITIONAL DEVELOPMENT PROJECTS, THE ASSETS MAY DEPLETE FASTER THAN EXPECTED.

     The net proceeds payable to the Trust are derived from the sale of depleting assets. Accordingly, the portion of the distributions to Unit holders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Properties will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of natural gas. If operators of the Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust. For federal income tax purposes, depletion is reflected as a deduction, which is dependent upon the purchase price of a unit. Please see the section entitled "-- Tax Considerations to Owners of Units -- Federal Income Tax Considerations" under Item 1 of this Form 10-K.

UNIT HOLDERS HAVE LIMITED VOTING RIGHTS.

     Voting rights as a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

UNIT HOLDERS HAVE LIMITED ABILITY TO ENFORCE THE TRUST'S RIGHTS AGAINST THE CURRENT OR FUTURE OWNERS OF THE PROPERTIES.

     The Trust Agreement and related trust law permit the Trustees and the Trust to sue the working interest owners to compel them to fulfill the terms of the Conveyance of the Overriding Royalties. If the Trustee does not take appropriate action to enforce provisions of the Conveyance, the recourse of a Unit holder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit holders probably would not be able to sue the working interest owners directly.

INDUSTRY CONDITIONS

     The availability of a ready market for oil and gas depends upon numerous factors beyond the Working Interest Owner's control, including the production of crude oil and gas by others, crude oil imports, the marketing of competitive fuels, the proximity and capacity of oil and gas pipelines, the availability of treatment facilities, the regulation of allowable production by governmental authorities and the regulation by the FERC and various state agencies of the transportation and marketing of natural gas transported or sold in interstate commerce. Because of the mechanics of the Overriding Royalties, changes in Net Proceeds due to any of the factors above are typically not reflected in the amounts payable to the Trust until the third month after the oil and gas sales are recorded or the related costs are incurred.

REGULATION

     The production of oil and gas in the United States is affected by many state and federal regulations with respect to allowable rates of production, marketing and environmental matters. Future regulations could change allowable rates of production or the manner in which oil and gas operations may be lawfully conducted.

     The Working Interest Owner's oil and gas activities on the Properties are subject to existing federal, state and local laws and regulations relating to health, safety, environmental quality and pollution control. The Working Interest Owner has advised the Trustee that it believes that its operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations. However, events in recent years have heightened environmental concerns about the oil and gas industry generally, and about offshore operations in particular. Oil and gas operations are subject to extensive governmental regulation, including regulations that may in certain circumstances impose absolute liability upon lessees for the cost of cleaning up pollutants and for pollution damages resulting from their operations, and that may require lessees to suspend or cease operations in affected areas. Although the Working Interest Owner has advised the Trustee that current environmental regulation has not had a material adverse effect on the Working Interest Owner's method of operations, the effects of changes in environmental law, such as stricter environmental regulation and enforcement policies, cannot be predicted.

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

     Trust Administrative Expenses. For individuals, miscellaneous itemized deductions are deductible only to the extent that, in the aggregate, they exceed two percent of the Unit holder's adjusted gross income. However, Section 62(a)(4) of the Code provides that deductions attributable to property held for the production of royalty income may be deducted in arriving at a taxpayer's adjusted gross income. Trust administrative expenses are incurred by the Trustee on behalf of Unit holders in connection with the income from the Royalties flowing through the Partnership and Trust and, therefore, may be deducted in arriving at a Unit holder's adjusted gross income. Accordingly, such deductions should not be subject to the two percent floor affecting miscellaneous itemized deductions.

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

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer's income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. For tax years beginning in 2003-2005, the noncorporate taxpayer's exemption amount is $58,000 in the case of joint returns or surviving spouses, $40,250 in the case of unmarried individuals who are not surviving spouses, $29,000 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly or surviving spouses, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 2004 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but provides a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after 1/1/03 the excess itemized deduction is repealed in its entirety. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2004 and 2003.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2004 and 2003 (applicable to production for October 2003 through September 2004 and October 2002 through September 2003) are also included in the table below.

                                            2004 QUARTER ENDED                          2003 QUARTER ENDED
                                 -----------------------------------------   -----------------------------------------
                                 MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                 --------   --------   --------   --------   --------   --------   --------   --------
Units of Beneficial Interest:
  High sales price.............  $  6.70    $   6.55   $  6.30    $   7.00   $  2.80    $   4.02   $  3.79    $   4.84
  Low sales price..............     4.32        4.50      4.74        5.55      1.78        2.21      2.75        3.35
Distributions per Unit.........  $0.1678    $ 0.1580   $0.1155    $ 0.0946   $0.0774    $ 0.0797   $0.1116    $ 0.1463

     The total number of Unit holders of record as of March 25, 2005 was 4,344.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                    YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                   2004          2003         2002         2001          2000
                                -----------   ----------   ----------   -----------   -----------
Revenues......................  $10,857,596   $8,496,041   $2,616,241   $12,389,988   $11,827,229
Cash earnings.................   10,178,621    7,869,942    2,055,121    11,860,132    11,318,002
Cash distributions to Unit
  holders.....................   10,177,500    7,882,218    2,076,828    11,867,057    11,294,643
Cash distributions per Unit...  $    0.5359   $   0.4150   $   0.1094   $    0.6249   $    0.5947
Trust Corpus..................  $ 1,827,273   $1,909,252   $2,046,528   $ 2,148,235   $ 2,382,160

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Amortization calculated in the fourth quarter is based on the current year reserve study.

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2004 is not indicative of the fair market value of the interests held by the Trust.

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. The Trust's net revenues for the year ended December 31, 2004 were approximately $10.2 million.

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5 million per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson
A. Rockefeller.

     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee an, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

RESULTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2004          2003         2002
                                                          -----------   ----------   ----------
Royalty Revenues........................................  $10,857,596   $8,496,041   $2,616,241
Trust administrative expenses...........................     (678,975)    (626,099)    (561,120)
                                                          -----------   ----------   ----------
Cash earnings...........................................  $10,178,621   $7,869,942   $2,055,121
Changes in undistributed cash...........................       (1,121)      12,276       21,707
                                                          -----------   ----------   ----------
Cash distributions......................................  $10,177,500   $7,882,218   $2,076,828
                                                          ===========   ==========   ==========
Cash distributions per unit.............................  $    0.5359   $   0.4150   $   0.1094
                                                          ===========   ==========   ==========
Units outstanding.......................................   18,991,304   18,991,304   18,991,304
                                                          ===========   ==========   ==========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2004, 2003 and 2002 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 2004, 2003 and 2002, respectively.

     Administrative expenses incurred by the Trust increased approximately $53,000 or 8 percent for the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in 2004 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust.

     Distributions to Unit holders for 2004, 2003 and 2002 amounted to $10,177,500 ($0.5359 per Unit), $7,882,218 ($0.4150 per Unit) and $2,076,828
($0.1094 per Unit), respectively. During these years, the Trust received cash of $10,857,596, $8,496,041 and $2,616,241, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2004           2003           2002
                                                     ------------   ------------   ------------
Net Proceeds:
  Revenues.........................................  $ 33,137,067   $ 32,327,961   $ 26,484,517
  Production costs and expenses....................   (14,849,569)   (11,978,115)   (13,288,291)
  Capital expenditures.............................    (7,903,159)    (5,996,495)   (11,126,152)
                                                     ------------   ------------   ------------
          Net Proceeds.............................  $ 10,384,339   $ 14,353,351   $  2,070,074
                                                     ============   ============   ============
Royalties paid to the Trust:
  Overriding Royalties.............................  $ 10,128,734   $  8,385,331   $  2,582,384
  Fee Lands Royalties..............................       728,862        110,710         33,857
                                                     ------------   ------------   ------------
          Royalties paid to the Trust..............  $ 10,857,596   $  8,496,041   $  2,616,241
                                                     ============   ============   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $0.8 million or 3 percent during the 2004 operating period compared to the same operating period in 2003. Revenues increased approximately $5.0 million due to an increase in natural gas, natural gas liquid and crude oil prices and decreased approximately $4.2 million due to lower production volumes. Revenues increased approximately $5.8 million in 2003 as compared to the same period in 2002 primarily due to higher natural gas and crude oil prices.

     Average natural gas prices received in 2004 increased to $5.66 per thousand cubic feet ("mcf") from $5.43 per mcf in 2003. Average crude oil prices increased to $35.28 per barrel in 2004 from $29.50 per barrel in 2003 while natural gas liquids prices increased to $29.69 per barrel in 2004 from $23.14 in 2003. Average natural gas prices increased in 2003 to $5.43 per mcf from $2.86 per mcf in 2002. Average crude oil prices increased to $29.50 per barrel in 2003 from $23.51 per barrel in 2002 and natural gas liquids prices increased to $23.14 per barrel in 2003 from $16.84 in 2002.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $2.9 million or 24 percent during the 2004 operating period compared to the same operating period in 2003. The increase in the 2004 operating period was primarily due to higher workover expenses related to a comprehensive workover program at the Jay Field property to comply with the state of Florida's regulatory requirements. Production costs and expenses decreased approximately $1.3 million or 10 percent during the 2003 operating period compared to the same period in 2002. The decrease in 2003 was primarily due to lower workover expenses at the Jay Field property.

     Capital expenditures increased approximately $1.9 million or 32 percent in the 2004 operating period as compared to 2003. The increase in 2004 capital expenditures was primarily due to higher capital workovers related to a comprehensive workover program at the Jay Field property to comply with the state of Florida's regulatory requirements. Capital expenditures decreased approximately $5.1 million or 46 percent in the 2003 operating period compared to 2002. The decrease in 2003 capital expenditures was primarily due to less drilling activity in 2003 and lower costs related to capital workovers at the Jay Field property.

     The Trust's Fee Lands Royalties increased approximately $0.6 million or 558 percent in the 2004 operating period compared to the same period in 2003. The Fee Lands Royalties for 2004 included a one-time, lump-sum payment of approximately $357,000 for royalties related to the Bayou Sauvier Field. This payment represents earnings from a royalty interest in Bayou Sauvier for approximately 18 months of production. Also, production increased as a result of wells completed in prior years at the Salt Bay and Bayou Sauvier Fields, and there was an increase in realized prices between the periods resulting in significant revenues for the Fee Lands. The amount of Fee Lands leased as of December 31, 2004 was approximately 4,400 acres compared to 4,300 acres leased at December 31, 2003.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 200

                                                           2004          2003          2002
                                                        -----------   -----------   -----------
Royalty revenues......................................  $10,857,596   $ 8,496,041   $ 2,616,241
Trust administrative expenses.........................     (678,975)     (626,099)     (561,120)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $10,178,621   $ 7,869,942   $ 2,055,121
Changes in undistributed cash.........................       (1,121)       12,276        21,707
                                                        -----------   -----------   -----------
Cash distributions....................................  $10,177,500   $ 7,882,218   $ 2,076,828
                                                        ===========   ===========   ===========
Cash distributions per unit...........................  $    0.5359   $    0.4150   $    0.1094
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                           DECEMBER 31, 2004 AND 2003

                                                                  2004           2003
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $      1,373   $        252
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,456,100)   (74,373,000)
                                                              ------------   ------------
     Total assets...........................................  $  1,827,273   $  1,909,252
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,827,273   $  1,909,252
Contingencies (notes 4, 5 and 6)
                                                              ------------   ------------
     Total liabilities and Trust corpus.....................  $  1,827,273   $  1,909,252
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                           2004          2003          2002
                                                       ------------   -----------   -----------
Trust corpus, beginning of period (note 3)...........  $  1,909,252   $ 2,046,528   $ 2,148,235
Cash earnings........................................    10,178,621     7,869,942     2,055,121
Cash distributions...................................   (10,177,500)   (7,882,218)   (2,076,828)
Amortization of royalty interests (note 3)...........       (83,100)     (125,000)      (80,000)
                                                       ------------   -----------   -----------
Trust corpus, end of period..........................  $  1,827,273   $ 1,909,252   $ 2,046,528
                                                       ============   ===========   ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2004, 2003 AND 2002

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

     Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (Overriding Royalties), which are equivalent to net profits interests, in certain productive oil and gas properties located in Alabama, Florida and in federal waters offshore Louisiana (Productive Properties) and (b) 3% percent royalty interests (Fee Lands Royalties) in approximately 400,000 acres of the Company's then unleased, undeveloped south Louisiana fee lands (Fee Lands). The Overriding Royalties and the Fee Lands Royalties are referred to collectively as the "Royalties." Title to the Royalties is held by a partnership (Partnership) of which the Trust and the Company are the only partners, holding 99% and 1% interests, respectively.

     The Trust is passive, with JPMorgan Chase Bank, N.A., as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE SYMBOL -- LRT).

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. As a result of lower oil and natural gas prices, lower production volumes and increased expenditures for the drilling of the McDavid Lands 37-5 well on the Jay Field property, net revenues of $2.1 million received by the Trust in 2002 had fallen below the Termination Threshold. Therefore, if net revenues for 2003 fell below the $5 million Termination Threshold, the Trust would have been required to terminate effective December 31, 2003. The Trust's net revenues for the year ended December 31, 2003 were $7.9 million and therefore the Trust did not terminate on December 31, 2003. It should be noted that the Trust's net revenues for the year ended December 31, 2004 were $10.2 million. As the Trust's 2004 net revenues are above the Termination Threshold for 2004, the Trust will not terminate on December 31, 2005, pursuant to the term threshold.

     Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5 million per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John
D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit

                               LL&E ROYALTY TRUST
holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee an, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2004, the Fee Lands consisted of approximately 22,600 gross acres.

(3)  BASIS OF PRESENTATION

SIGNIFICANT ACCOUNTING POLICIES

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

          (c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings. Amortization calculated for interim periods is based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Amortization calculated in the fourth quarter is based on the current year reserve study.

                               LL&E ROYALTY TRUST

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2004 is not indicative of the fair market value of the interests held by the Trust.

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

(5)  DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). According to the most recent reserve report, included in this Form 10-K for the year ended December 31, 2004, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for the Jay Field, $1,000,000 for the South Pass 89, and $1,400,000 for the Offshore Louisiana properties. The Trust's interests in these properties are equivalent to 50% of the Net Proceeds from Jay Field and South Pass 89 properties and 90% of the Net Proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of the estimated costs of dismantling platforms effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of December 31, 2004 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2004, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present the Working Interest Owner is not escrowing additional proceeds from any of the Productive Properties, however, the Working Interest Owner has advised the Trustee that based on the September 30, 2004 reserve report included in this Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from the Jay Field properties.

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

(6) SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 2004, 2003 and 2002. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with

                               LL&E ROYALTY TRUST
guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2004, 2003 and 2002.

     Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 2001 to September 30, 2002, 2003 and 2004 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES

                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                2004        2003       2002
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds....  $ 230,204   $ 89,360   $ 96,927
Less the Trust's proportionate share of -
     Future operating costs.................................     (4,430)    (3,251)    (3,422)
     Future capital costs...................................    (12,083)    (8,748)    (4,140)
     Excess production costs................................     (2,486)       (24)    (3,468)
                                                              ---------   --------   --------
Future royalty income.......................................    211,205     77,337     85,897
Discount at 10% per annum...................................   (115,843)   (38,526)   (43,710)
                                                              ---------   --------   --------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $  95,362   $ 38,811   $ 42,187
                                                              =========   ========   ========

                               LL&E ROYALTY TRUST

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                                 IMPUTED            PRESENT VALUE
                                                             PROVED RESERVES          OF FUTURE
                                                           -------------------      NET REVENUES
                                                           LIQUIDS       GAS         (THOUSANDS
                                                           (MBBL)       (MMCF)       OF DOLLARS)
                                                           -------      ------      -------------
Estimated at September 30, 2001..........................   3,802       6,990         $ 48,797
     Production..........................................     (54)       (219)          (2,616)
     Revisions of estimates(1)...........................    (898)      (1,201)         (8,873)
     Accretion of discount...............................     n/a         n/a            4,879
                                                            -----       ------        --------
Estimated at September 30, 2002..........................   2,850       5,570         $ 42,187
                                                            =====       ======        ========
     Production..........................................     (78)      (1,175)       $ (8,496)
     Revisions of estimates(1)...........................    (271)        358              901
     Accretion of discount...............................     n/a         n/a            4,219
                                                            -----       ------        --------
Estimated at September 30, 2003..........................   2,501       4,753         $ 38,811
                                                            =====       ======        ========
     Production..........................................     (88)      (1,287)       $(10,858)
     Revisions of estimates(1)...........................   1,870       1,869           63,528
     Accretion of discount...............................     n/a         n/a            3,881
                                                            -----       ------        --------
Estimated at September 30, 2004..........................   4,283       5,335         $ 95,362
                                                            =====       ======        ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 2004 was based on spot market prices in effect as of September 30, 2004, of $6.24 per MMBtu for natural gas, of $49.65 per barrel for crude oil and of $37.95 per barrel for natural gas liquids at the Jay Field property.
---------------

(1) Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves. The Trust noted that for the year ended 12/31/2003, base prices were $29.20 per barrel for oil, $4.575 per MMBtu for gas, and $22.62 per barrel for natural gas liquids. For the year ended 12/31/2004, base prices were $49.65 per barrel for oil, $6.235 per MMBtu for gas, and $37.95 per barrel for natural gas liquids. Also, the drilling and recompletion program (see discussion on page 25, within the Miller & Lents, Ltd. reserve report dated March 2, 2005) at Jay Field added roughly 823 MBO imputed oil/natural gas liquid reserves and 705 MMcf of imputed natural gas reserves with an associated $20.5 million in Net Revenues Discounted at 10% Per Year.

(7) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          SUMMARIZED QUARTERLY RESULTS
                                                               THREE MONTHS ENDED
                                              ----------------------------------------------------
                                               MARCH 31     JUNE 30     SEPTEMBER 30   DECEMBER 31
                                              ----------   ----------   ------------   -----------
2004:
Royalty revenues............................  $3,337,496   $3,210,392    $2,359,118    $1,950,590
Cash distributions..........................  $3,186,018   $3,001,298    $2,193,374    $1,796,810
Cash distribution/unit......................  $   0.1678   $   0.1580    $   0.1154    $   0.0946
2003:
Royalty revenues............................  $1,665,995   $1,710,681    $2,210,771    $2,908,594
Cash distributions..........................  $1,469,062   $1,514,282    $2,119,772    $2,779,102
Cash distribution/unit......................  $   0.0774   $   0.0797    $   0.1116    $   0.1463

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JP Morgan Chase Bank, N.A., Trustee
and the Unit Holders of LL&E Royalty Trust:

     We have audited the accompanying statements of assets, liabilities, and trust corpus of LL&E Royalty Trust as of December 31, 2004 and 2003, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 3, these financial statements were prepared on the basis of cash receipts and disbursements as prescribed by the Securities and Exchange Commission, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of LL&E Royalty Trust as of December 31, 2004 and 2003, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2004, in conformity with the basis of accounting described in Note 3.

                                            KPMG LLP

Houston, Texas
March 30, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Working Interest Owner to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(d) or 15d-15(d). Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.

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

     Changes in Internal Control over Financial Reporting. In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust during the Trust's last fiscal quarter, no change in the Trust's internal control over financial reporting was identified that has materially effected, or is reasonably likely to materially effect the Trust's internal control over financial reporting.

     Management's Report on Internal Control over Financial Reporting. The Sarbanes-Oxley Act of 2002 (the "Act") imposed many requirements regarding corporate governance and financial reporting. One requirement under section 404 of the Act is for management to report on the registrant's internal control over financial reporting as of December 31, 2004 and for the registrant's independent registered public accountants to attest to the report. In November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of this report, and, therefore, this Form 10-K does not include this report or attestation. The report and attestation will be included in an amended Form 10-K expected to be filed in April 2005. The Trustee has spent, and will continue to spend, considerable time and resources analyzing, documenting and testing its system of internal controls in preparation of this report. In connection with this process, management has identified deficiencies, including certain significant deficiencies, that are currently being addressed by management. This evaluation, documentation and testing process will be completed prior to the filing of the amended Form 10-K. Based upon testing performed to date, management does not believe that any of the deficiencies currently identified constitute a material weakness in the Trustee's internal control. As a result of the Trustee's ongoing evaluation of internal control over financial reporting, additional deficiencies or material weaknesses may be identified or the deficiencies already identified, either alone or in combination with others, may be considered a material weakness.

ITEM 9B.  OTHER INFORMATION

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

ITEM 11.  EXECUTIVE COMPENSATION

     Not applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     (A) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 31, 2005.

     (B) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. JPMorgan Chase Bank, N.A. as Trustee of the Trust, owns no Units. JPMorgan Chase Bank, N.A. in its individual capacity (the "Bank") also owns no Units. As of March 31, 2005, the Trust Department of the Bank held no Units in fiduciary accounts. The Bank disclaims beneficial ownership of all such Units.

     (C) CHANGE IN CONTROL

     The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

     (D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The Trust has no equity compensation plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JPMorgan Chase Bank, N.A. and the Company and its subsidiaries have a number of banking and trust relationships.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2004 and 2003 and fees billed for other services rendered by KPMG LLP.

                                                                2004       2003
                                                              --------   --------
Audit fees (1)..............................................  $181,000   $ 85,520
Audit related fees..........................................        --         --
Tax fees (2)................................................   100,000    100,000
All other fees..............................................        --         --
                                                              --------   --------
  Total fees................................................  $281,000   $185,250

---------------

(1) Audit fees consist of fees for the audit of the LL&E Trust financial statements, internal control over financial reporting (in 2004) and reimbursement for travel related expenses.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 2004, 2003 and 2002..........................    46

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 2004 and 2003......................    46

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 2004, 2003 and 2002..........................    46

        Notes to Financial Statements...............................    47

        Report of Independent Registered Public Accounting Firm.....    53

     (b) EXHIBITS

             4*            --  Trust Agreement for LL&E Royalty Trust, dated as of June 1,
                               1983, between the Company and First City National Bank of
                               Houston, as Trustee.
            28.1*          --  Agreement of General Partnership of LL&E Royalty
                               Partnership.
            28.2*          --  Form of Conveyance of Overriding Royalty Interests for Fort
                               Worth Basin Property.
            28.3*          --  Form of Conveyance of Overriding Royalty Interests for Jay
                               Field (Alabama) Property.
            28.4*          --  Form of Conveyance of Overriding Royalty Interests for Jay
                               Field (Florida) Property.
            28.5*          --  Form of Conveyance of Overriding Royalty Interests for
                               Offshore Louisiana Property.
            28.6*          --  Form of Conveyance of Overriding Royalty Interests for South
                               Pass 89 Property.
            28.7*          --  Form of Royalty Deed.
            31             --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                               Act of 2002
            32             --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                               Act of 2002

------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

     (C) FINANCIAL STATEMENT SCHEDULES

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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  JPMORGAN CHASE BANK, N.A.,
                                               Trustee

Date:  March 31, 2005
                                               By:    /s/ MIKE ULRICH
                                               ---------------------------------
                                                          Mike Ulrich
                                               Vice President and Trust Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

           4*            -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
           28.1*         -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
           28.2*         -- Form of Conveyance of Overriding Royalty Interests for
                            Fort Worth Basin Property.
           28.3*         -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
           28.4*         -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
           28.5*         -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
           28.6*         -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property.
           28.7*         -- Form of Royalty Deed.
           31            -- Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
           32            -- Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002.

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).