Form 10-K/A
period 2004-12-31
LL&E ROYALTY TRUST
filed 2005-05-02
CIK 721765

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 1O-K/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
            TRANSITION

            PERIOD FROM         TO


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



                          JPMORGAN CHASE BANK, TRUSTEE
                          INSTITUTIONAL TRUST SERVICES
                              700 LAVACA, 2ND FLOOR
                                AUSTIN, TX 78701
               (Address of principal executive office) (Zip Code)


                                 (800) 852-1422
              (Registrant's telephone number, including area code)


        Securities registered pursuant to Section 12(b) of the Act:


                                                    NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                         ON WHICH REGISTERED
------------------------------------             -----------------------------
    Units of Beneficial Interest                    New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

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

         As of March 31, 2005, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

         Documents Incorporated By Reference:  None


                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Trust's Annual Report on Form 10-K for the year ended December 31, 2004 amends and restates Item 9A, Controls and Procedures, to include the Trustee's report on internal control over financial reporting and the related report of KPMG LLP, an independent registered public accounting firm, which had been omitted from the Trust's Annual Report on Form 10-K as filed on March 31, 2005 as permitted by an Order issued by the Securities and Exchange Commission.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                        --------

Item 9A. Controls and Procedures                                            1

Item 15. Exhibits, Financial Statement Schedules                            5

Signature                                                                   6
  Certification Required By Rule 13a-14(a)/15d-14(a)
  Certification Required By Rule 13a-14(b)/15d-14(b) and Section 906

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Working Interest Owner and the independent reserve engineer to the Trustee and its employees who participate in the preparation of the Trust's periodic reports as appropriate to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(d) or 15d-15(d). Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner have assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.

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

         Consequently, both the Trust and the Working Interest Owner are dependent upon third parties for information that could be material to the Trust or that could be required to be disclosed in the Trust's periodic or other filings under the Exchange Act. Under the terms of the Trust Agreement, the Trustee is entitled to and does rely upon certain experts in good faith, including the independent petroleum reserve engineers who prepare the annual imputed reserve report included in the Trust's Annual Report on Form 10-K (which reserve report includes projected production, operating expenses and capital expenditures). The Trustee reviews the information furnished to the Trustee by the Managing General Partner and Working Interest Owner, but makes no independent or direct verification of the reserve data. Although the Trustee has no reason to believe that its reliance upon experts and upon the Managing General Partner is unreasonable, this reliance may be viewed as a weakness.

         The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required by applicable law.

TRUSTEE'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The successor Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee's evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2004. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

         The Trustee does not expect that the Trust's disclosure controls and procedures or the Trust's internal control over financial reporting will prevent all errors and all fraud. A registrant's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified basis of accounting discussed above, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant s assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Further, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         To the knowledge of the Trustee, during the three-month period ended December 31, 2004, there has not been any change in the Trust's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


JP Morgan Chase Bank, N.A., Trustee
and the Unit Holders of LL&E Royalty Trust:


We have audited the Trustee's assessment, included in the accompanying report, the Trustee's Report on Internal Control over Financial Reporting, that LL&E Royalty Trust (the Trust) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the Trustee's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Trustee's assessment that LL&E Royalty Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LL&E Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying statements of assets, liabilities, and trust corpus of LL&E Royalty Trust as of December 31, 2004 and 2003, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2004, and our report dated March 31, 2005 expressed an unqualified opinion on those financial statements.

KPMG LLP
Houston, Texas
April 28, 2005

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         (a)      FINANCIAL STATEMENTS

                  The following financial statements of the Trust are included in Part II, Item 8:

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                           --------
                  Statements of Cash Earnings and Distributions - Years Ended
                  December 31, 2004, 2003 and 2002.....................................................       46

                  Statements of Assets, Liabilities and Trust Corpus - December 31, 2004 and 2003......       46

                  Statements of Changes in Trust Corpus - Years Ended December 31, 2004, 2003
                  and 2002.............................................................................       46

                  Notes to Financial Statements........................................................       47

                  Report of Independent Registered Public Accounting Firm..............................       53

         (b)      EXHIBITS


                   4*          --   Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the
                                    Company and First City National Bank of Houston, as Trustee.

                  28.1*        --   Agreement of General Partnership of LL&E Royalty Partnership.

                  28.3*        --   Form of Conveyance of Overriding Royalty Interest for Jay Field (Alabama)
                                    Property.

                  28.4*        --   Form of Conveyance of Overriding Royalty Interest for Jay Field (Florida)
                                    Property.

                  28.5*        --   Form of Conveyance of Overriding Royalty Interest for Offshore Louisiana
                                    Property.

                  28.6*        --   Form of Conveyance of Overriding Royalty Interest for South Pass 89 Property.

                  28.7*        --   Form of Royalty Deed.

                  31           --   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32           --   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

     * Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

         (c)      FINANCIAL STATEMENTS SCHEDULES

         All financial statement schedules have been omitted because the required information is either inapplicable or the information is set forth in the financial statements or related notes.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS FORM 10-K/A TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 2ND DAY OF MAY, 2005.


                                   LL&E ROYALTY TRUST

                                   By:  JPMorgan Chase Bank, N.A., Trustee


                                        By:     /s/ Mike Ulrich
                                                ----------------------------
                                        Name:   Mike Ulrich
                                        Title:  Senior Vice President


         The Registrant, LL&E Royalty Trust, has no principal executive officer, principal financial officer, controller or principal accounting officer, board of directors or persons performing similar functions. Accordingly, no additional signatures are available and none have been provided.

                                INDEX TO EXHIBITS

 4*          --   Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the
                  Company and First City National Bank of Houston, as Trustee.

28.1*        --   Agreement of General Partnership of LL&E Royalty Partnership.

28.3*        --   Form of Conveyance of Overriding Royalty Interest for Jay Field (Alabama)
                  Property.

28.4*        --   Form of Conveyance of Overriding Royalty Interest for Jay Field (Florida)
                  Property.

28.5*        --   Form of Conveyance of Overriding Royalty Interest for Offshore Louisiana
                  Property.

28.6*        --   Form of Conveyance of Overriding Royalty Interest for South Pass 89 Property.

28.7*        --   Form of Royalty Deed.

31           --   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32           --   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


-------------

     * Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).