Form 10-Q
period 2005-03-31
LL&E ROYALTY TRUST
filed 2005-05-10
CIK 721765

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

For the quarterly period ended March 31, 2005.

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-8518

                               LL&E ROYALTY TRUST
             (Exact name of registrant as specified in its charter)

                   TEXAS                                            76-6007940
      (State or other jurisdiction of
               incorporation                                     (I.R.S. Employer
              or organization)                                 Identification No.)

     JPMORGAN CHASE BANK, N.A., TRUSTEE                               78701
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes    X   No  __

     At May 6, 2005, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information...............................    4
  Item 1. Financial Statements:.............................    4
     Presentation of Financial Information..................    4
     Statements of Cash Earnings and Distributions..........    5
     Statements of Assets, Liabilities and Trust Corpus.....    5
     Statements of Changes in Trust Corpus..................    5
     Notes to Financial Statements..........................    6
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   14
  Item 4. Controls and Procedures...........................   15
Part II. Other Information..................................   17
  Item 6. Exhibits..........................................   17
Signature...................................................   18

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K as of and for the three-years ended December 31, 2004, as amended. The cash earnings and distributions for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year 2005.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2005          2004
                                                              -----------   -----------
Royalty revenues............................................  $ 1,710,710   $ 3,337,496
Trust administrative expenses...............................     (212,154)     (151,165)
                                                              -----------   -----------
Cash earnings...............................................    1,498,556     3,186,331
Changes in undistributed cash...............................         (569)         (313)
                                                              -----------   -----------
Cash distributions..........................................  $ 1,497,987   $ 3,186,018
                                                              ===========   ===========
Cash distributions per Unit.................................  $    0.0789   $    0.1678
                                                              ===========   ===========
Units outstanding...........................................   18,991,304    18,991,304
                                                              ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2005           2004
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $      1,942   $      1,373
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,460,100)   (74,456,100)
                                                              ------------   ------------
          Total assets......................................  $  1,823,842   $  1,827,273
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  1,823,842   $  1,827,273
Contingencies (note 6)......................................            --             --
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  1,823,842   $  1,827,273
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2005          2004
                                                              -----------   -----------
Trust Corpus, beginning of period (note 3)..................  $ 1,827,273   $ 1,909,252
Cash earnings...............................................    1,498,556     3,186,331
Cash distributions..........................................   (1,497,987)   (3,186,018)
Amortization of royalty interest (note 3)...................       (4,000)      (47,000)
                                                              -----------   -----------
Trust Corpus, end of period.................................  $ 1,823,842   $ 1,862,565
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
(1) FORMATION OF THE TRUST

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

     The Trust is passive, with JPMorgan Chase Bank, N.A., (the Trustee) formerly known as The Chase Manhattan Bank successor by merger to Chase Bank of Texas National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol:
LRT).

     Unless sooner terminated, the Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee

                               LL&E ROYALTY TRUST
and, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2005, the Fee Lands consisted of approximately 22,600 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2005, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K as of and for the three-years ended December 31, 2004, as amended. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's 2004 Annual Report on Form 10-K.

(4) FEDERAL INCOME TAX MATTERS

     In May and June 1983, the Company applied to the Internal Revenue Service
(IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or

                               LL&E ROYALTY TRUST
loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each Overriding Royalty would constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units will be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2004, as amended, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for the Jay Field property, $1,000,000 for the South Pass 89 property, and $1,400,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

                               LL&E ROYALTY TRUST

     In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

(6) CONTINGENCIES

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

DURATION AND TERMINATION OF THE TRUST

     Unless sooner terminated, the Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee and, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report on Form 10-K as of and for the three-years ended December 31, 2004, as amended, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for the Jay Field property, $1,000,000 for the South Pass 89 property, and $1,400,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     In February 2000, the Working Interest Owner informed the Trustee that it had reached the provision limits and could not escrow any additional funds from the Productive Properties to provide for the Trust's portion of estimated dismantlement costs effective with the April 2000 royalty distribution.

     The cumulative escrow balance as of March 31, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED MARCH 31,
                                                     -----------------------------
                                                         2005            2004
                                                     -------------   -------------
Royalty Revenues...................................   $ 1,710,710     $ 3,337,496
Trust administrative expenses......................      (212,154)       (151,165)
                                                      -----------     -----------
Cash earnings......................................   $ 1,498,556     $ 3,186,331
Changes in undistributed cash......................          (569)           (313)
                                                      -----------     -----------
Cash distributions.................................   $ 1,497,987     $ 3,186,018
                                                      ===========     ===========
Cash distributions per unit........................   $    0.0789     $    0.1678
                                                      ===========     ===========
Units outstanding..................................    18,991,304      18,991,304
                                                      ===========     ===========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2005 and 2004 (the 2005 and 2004 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 2004 (the "Current Operating Period") and October through December of 2003 (the "Prior Year's Operating Period"), respectively.

     Distributions to Unit holders for the 2005 and 2004 First Quarters amounted to $1,497,987 ($0.0789 per Unit) and $3,186,018 ($0.1678 per Unit),
respectively. During these periods, the Trust received cash of $1,498,556 and $3,186,331, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2005 and 2004 First Quarters were as follows:

                                                             2005      2004
                                                            -------   -------
January...................................................  $0.0322   $0.0565
February..................................................   0.0187    0.0471
March.....................................................   0.0280    0.0642
                                                            -------   -------
                                                            $0.0789   $0.1678
                                                            =======   =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2005 and 2004:

                               FIRST QUARTER 2005

                                                             SOUTH      OFFSHORE
                                               JAY FIELD    PASS 89    LOUISIANA       TOTAL
                                              -----------   --------   ----------   -----------
Revenues:
  Liquids...................................  $ 6,703,239   $359,072   $  364,456   $ 7,426,767
  Natural gas...............................      511,808      1,399    1,844,737     2,357,944
                                              -----------   --------   ----------   -----------
                                              $ 7,215,047   $360,471   $2,209,193   $ 9,784,711
Production costs and expenses(1)............   (3,515,277)    45,332     (612,828)   (4,082,773)
Capital expenditures........................   (1,251,352)     5,573      (11,324)   (1,257,103)
                                              -----------   --------   ----------   -----------
Net Proceeds................................  $ 2,448,418   $411,376   $1,585,041   $ 4,444,835
                                              ===========   ========   ==========   ===========
Overriding Royalties paid to the Trust(2)...  $   200,618   $     --   $1,426,537   $ 1,627,155
                                              ===========   ========   ==========
Fee Lands Royalties..............................................................        83,555
                                                                                    -----------
Royalties paid to the Trust......................................................   $ 1,710,710
                                                                                    ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2005 First Quarter was $102,307. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2005, South Pass 89 property processing fees totaled $164,996 and interest on escrow totaled $26,224, while the production costs totaled $145,888, netting additional proceeds of $45,332.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The March 31, 2005 royalty income for the Jay Field and the South Pass 89 properties have been reduced by $2,047,183 and $438,790, respectively, of excess production costs arising in 2004. The South Pass 89 property had excess production costs of $27,414 as of March 31, 2005.

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
                                                                                    ===========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2004 First Quarter was $81,127. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. For the three months ended March 31, 2004, South Pass 89 property processing fees totaled $219,238 and interest on escrow totaled $20,795, while the production costs totaled $259,498 netting production costs and expenses of $19,465.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The first quarter 2004 royalty income for the South Pass 89 property has been reduced by $24,156 of excess production costs arising in 2003.

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2005 and 2004:

                                                                     FIRST QUARTER
                                                              ---------------------------
                                                                  2005           2004
                                                              -------------   -----------
Net Proceeds:
  Revenues..................................................   $ 9,784,711    $ 8,420,489
  Production costs and expenses.............................    (4,082,773)    (2,943,520)
  Capital expenditures......................................    (1,257,103)      (886,910)
                                                               -----------    -----------
  Net Proceeds..............................................   $ 4,444,835    $ 4,590,059
                                                               ===========    ===========
Royalties paid to the Trust:
  Overriding Royalties......................................   $ 1,627,155    $ 3,273,542
  Fee Lands Royalties.......................................        83,555         63,954
                                                               -----------    -----------
  Royalties paid to the Trust...............................   $ 1,710,710    $ 3,337,496
                                                               ===========    ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 16% from the Prior Year's Operating Period primarily as a result of increased commodity prices in the first quarter of 2005 compared to the first quarter of 2004. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $46.64 per barrel, $36.33 per barrel and $6.73 per thousand cubic feet ("mcf"), respectively. In the comparable 2004 period, average crude oil, natural gas liquids and natural gas prices were $30.07 per barrel, $24.65 per barrel and $5.05 per mcf, respectively. The increase in revenues related to higher commodity prices was partially offset by a decrease in production volumes primarily due to downtime and repairs related to Hurricane Ivan at Jay Field and natural declines for all of the Productive Properties. Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 10,021 barrels for the Current Operating Period and 46,014 barrels for the Prior Year's Operating Period. Imputed natural gas production was 182,455 thousand cubic feet and 382,549 thousand cubic feet for the respective periods.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 39% primarily due to higher workover and production tax expenses at Jay Field due to a drilling program and higher workover and lease operating expenses at Offshore Louisiana.

     Capital and abandonment expenditures increased 42% in the Current Operating Period compared to the same period in 2004 primarily due to higher abandonment costs incurred at Jay Field, partially offset by lower capital workover costs at Jay Field.

     At March 31, 2005, the Fee Lands consisted of approximately 22,600 gross acres in South Louisiana, approximately 4,500 of which were under lease.

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

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the design and operation of the Trust's disclosure controls and procedures, as defined under Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust's purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.

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

          The Working Interest Owner is the Managing General Partner of the Partnership, which holds title to the Royalties in which the Trust has an interest. The Managing General Partner is responsible under the terms of the Partnership Agreement for keeping the books and records of the Partnership, and for providing to the Trustee sufficient information concerning the Royalties to permit the Trustee to comply with the reporting obligations of the Trust under the Exchange Act, and with the requirements of the New York Stock Exchange or any other exchange on which the Trust Units may be listed. The Partnership Agreement requires the Managing General Partner to provide specified information to the Trustee by specified dates, and provides that the Managing General Partner will indemnify the Trustee, as Trustee of the Trust, against any loss, liability, damage or expense incurred by the Trustee or arising out of any of the information provided by the Managing General Partner being untimely or incorrect or untrue in any material respect. Under the terms of the Partnership Agreement the Trustee has no obligation to verify the accuracy or completeness of the information provided to the Trustee by the Managing General Partner. The information furnished to the Trustee includes most of the information relevant to the Trust, including all information relating to the Productive Properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other liabilities, the effects of regulatory changes, the number of producing wells and amounts of acreage, and plans for future operating and capital expenditures.

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

     (b) Changes in Control Over Financial Reporting. There has been no change in the Trustee's internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS.

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

                                          LL&E ROYALTY TRUST
                                          (Registrant)

                                          By: JPMORGAN CHASE BANK, N.A.
                                              Trustee

                                            By:       /s/ MIKE ULRICH
                                              ----------------------------------
                                                         Mike Ulrich
                                               Vice President and Trust Officer

Date: May 10, 2005

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