Form 10-Q
period 2005-06-30
LL&E ROYALTY TRUST
filed 2005-08-08
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8518
LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

JPMorgan Chase Bank, N.A., Trustee	78701
Institutional Trust Services	(Zip Code)
700 Lavaca Austin, Texas (Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 852-1422/1-512-479-2562
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ✓    No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ✓    No
     At August 8, 2005, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.
LL&E ROYALTY TRUST
Presentation of Financial Information
      The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended. The cash earnings and distributions for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year 2005.

LL&E ROYALTY TRUST
Statements of Cash Earnings and Distributions
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2005	2004	2005	2004

Royalty revenues	$2,253,155	$3,210,392	$3,963,864	$6,547,888
Trust administrative expenses	(242,351)	(207,953)	(454,504)	(359,118)

Cash earnings	2,010,804	3,002,439	3,509,360	6,188,770
Changes in undistributed cash	(5,268)	(1,141)	(5,837)	(1,454)

Cash distributions	$2,005,536	$3,001,298	$3,503,523	$6,187,316

Cash distributions per Unit	$0.1056	$0.1580	$0.1845	$0.3258

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Cash	$7,210	$1,373
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 3 and 5)	76,282,000	76,282,000
Less: accumulated amortization (note 3)	(74,468,100)	(74,456,100)

Total assets	$1,821,110	$1,827,273

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$1,821,110	$1,827,273

Contingencies (note 6)
Total liabilities and trust corpus	$1,821,110	$1,827,273

Statements of Changes in Trust Corpus
(Unaudited)

	Six months ended
	June 30,

	2005	2004

Trust Corpus, beginning of period (note 3)	$1,827,273	$1,909,252
Cash earnings	3,509,360	6,188,770
Cash distributions	(3,503,523)	(6,187,316)
Amortization of royalty interest (note 3)	(12,000)	(72,802)

Trust Corpus, end of period	$1,821,110	$1,837,904

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
June 30, 2005

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
      Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (Overriding Royalties), which are equivalent to net profits interests, in certain productive oil and gas properties located in Alabama, Florida, Texas and in federal waters offshore Louisiana (Productive Properties) and (b) 3% royalty interests (Fee Lands Royalties) in certain of the Company’s then unleased, undeveloped south Louisiana fee lands (Fee Lands). The Overriding Royalties and the Fee Lands Royalties are referred to collectively as the “Royalties”. Title to the Royalties is held by a partnership (Partnership) of which the Trust and the Company are the only partners, holding 99% and 1% interests, respectively.
      The Trust is passive, with The JPMorgan Chase Bank, N.A., (the “Trustee”) successor by merger to the Chase Bank of Texas, National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).
      Unless sooner terminated, the Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.
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

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.
      If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. Except in connection with any proposed non-cash sale as described above, no approval of the Unit holders will be required or solicited in connection with the sale of the Trust’s assets after termination of the Trust.

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
      The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2005, the Fee Lands consisted of approximately 22,600 gross acres.

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

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2005 is not necessarily indicative of the fair market value of the interests held by the Trust.
      The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
      While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and noted thereto included in the Trust’s 2004 Annual Report on Form 10-K/A.

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

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report and Form 10-K/A for the year ended December 31, 2004, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for Jay Field, $1,000,000 for South Pass 89, and $1,400,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.
      In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust’s portion of estimated dismantlement costs effective with the April 2000 royalty distribution.
      The cumulative escrow balance as of June 30, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owner to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease future royalty payments to the Trust. The Working Interest Owner has informed the Trustee that at this time, the Working Interest Owner is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.
Note Regarding Forward-looking Statements
      This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owner has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K/A for the year ended December 31, 2004, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.
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
Duration and Termination of the Trust
      Unless sooner terminated, the Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.
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

      If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. Except in connection with any proposed non-cash sale as described above, no approval of the Unit holders will be required or solicited in connection with the sale of the Trust’s assets after termination of the Trust.
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
      The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for Jay Field, $1,000,000 for South Pass 89, and $1,400,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.
      In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust’s portion of estimated dismantlement costs effective with the April 2000 royalty distribution.
      The cumulative escrow balance as of June 30, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.
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

Results of Operations

	Second Quarter		First Half

	2005	2004	2005	2004

Royalty revenues	$2,253,155	$3,210,392	$3,963,864	$6,547,888
Trust administrative expenses	(242,351)	(207,953)	(454,504)	(359,118)

Cash earnings	$2,010,804	$3,002,439	$3,509,360	$6,188,770
Change in undistributed cash	(5,268)	(1,141)	(5,837)	(1,454)

Cash distributions	$2,005,536	$3,001,298	$3,503,523	$6,187,316

Cash distributions per unit	0.1056	0.1580	0.1845	0.3258

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

      Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2005 and 2004 (the 2005 and 2004 “Second Quarters” and “First Half”, respectively) are attributable to the Working Interest Owner’s operations during the periods January through March (the “Three-Month Operating Periods”) of 2005 and 2004, respectively, and the periods October 2004 through March 2005 and October 2003 through March 2004 (the 2005 and 2004 “Six-Month Operating Periods”, respectively).
      Distributions to Unit holders for the 2005 and 2004 Second Quarters totaled $2,005,536 ($0.1056 per Unit) and $3,001,298 ($0.1580 per Unit), respectively. During these periods, the Trust received cash of $2,253,155 and $3,210,392, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.
      The monthly per Unit distributions during the 2005 and 2004 Second Quarters were as follow:

	2005	2004

April	$0.0415	$0.0792
May	0.0150	0.0351
June	0.0491	0.0437

	$0.1056	$0.1580

      Distributions to Unit holders for the First Half of 2005 and 2004 amounted to $3,503,523 ($0.1845 per Unit) and $6,187,316 ($0.3258 per Unit), respectively. During these periods, the Trust received cash of $3,963,864 and $6,547,888, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

      The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2005:
Second Quarter 2005

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$7,325,640	$340,510	$369,465	$8,035,615
Natural gas	10,587	6,434	1,379,280	1,396,301

	7,336,227	346,944	1,748,745	9,431,916
Production costs and expenses(1)	(4,187,088)	(45,383)	(295,887)	(4,528,358)
Capital expenditures	(1,611,744)	—	(29,476)	(1,641,220)

Net Proceeds	$1,537,395	$301,561	$1,423,382	$3,262,338

Overriding Royalties paid to the Trust(2)	$768,697	$137,074	$1,281,042	$2,186,813

Fee Lands Royalties				66,342

Royalties paid to the Trust				$2,253,155

First Half 2005

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$14,028,880	$699,582	$733,921	$15,462,383
Natural gas	522,395	7,834	3,224,016	3,754,245

	14,551,275	707,416	3,957,937	19,216,628
Production costs and expenses(1)	(7,702,366)	(51)	(908,716)	(8,611,133)
Capital expenditures	(2,863,095)	5,573	(40,801)	(2,898,323)

Net Proceeds	$3,985,814	$712,938	$3,008,420	$7,707,172

Overriding Royalties paid to the Trust(2)	$969,315	$137,074	$2,707,579	$3,813,968

Fee Lands Royalties				149,896

Royalties paid to the Trust				$3,963,864

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2005 Second Quarter and 2005 First Half was $113,342 and $215,649, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2005 Second Quarter and 2005 First Half, South Pass 89 processing fees totaled $211,665 and $376,661, respectively, interest on escrow totaled $29,052 and $55,276, respectively, while production costs totaled $286,100 and $431,988, respectively, netting production costs and expenses of $45,383 and $51, respectively.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. The June 30, 2005 royalty income for the South Pass 89 property has been reduced by $27,414 of excess production costs arising in 2004.

      The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2004:
Second Quarter 2004

		South	Offshore
	Jay Field	Pass 89	Louisiana		Total

Revenues:
Liquids	$5,277,017	$296,616	$384,800		$5,958,433
Natural gas	27,165	838	2,464,881		2,492,884

	5,304,182	297,454	2,849,681		8,451,317
Production costs and expenses(1)	(3,562,741)	90,847	(247,359	)(2)	(3,719,253)
Capital expenditures	(1,587,374)	(6,685)	(49,869)		(1,643,928)

Net Proceeds	$154,067	$381,616	$2,552,453		$3,088,136

Overriding Royalties paid to the Trust(2)	$238,088	$190,807	$2,297,208		$2,726,103

Fee Lands Royalties					484,289

Royalties paid to the Trust					$3,210,392

First Half 2004

		South	Offshore
	Jay Field	Pass 89	Louisiana		Total

Revenues:
Liquids	$10,712,328	$606,623	$763,587		$12,082,538
Natural gas	153,067	12,630	4,623,571		4,789,268

	10,865,395	619,253	5,387,158		16,871,806
Production costs and expenses(1)	(6,404,764)	71,382	(329,391	)(2)	(6,662,773)
Capital expenditures	(2,495,314)	(6,685)	(28,839)		(2,530,838)

Net Proceeds	$1,965,317	$683,950	$5,028,928		$7,678,195

Overriding Royalties paid to the Trust(2)	$1,143,713	$329,897	$4,526,035		$5,999,645

Fee Lands Royalties					548,243

Royalties paid to the Trust					$6,547,888

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2004 Second Quarter and 2004 First Half was

$81,127 and $162,254, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2004 Second Quarter and 2004 First Half, South Pass 89 processing fees totaled $276,034 and $495,272, respectively, interest on escrow totaled $20,795 and $41,590, respectively, while production costs totaled $205,982 and $465,480, respectively, netting additional proceeds of $90,847 and $71,382, respectively.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. As of June 30, 2004, excess production costs to be recovered from future revenues totaled $322,108 for the Jay Field property.

      The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2005 and 2004:

	Second Quarter		First Half

	2005	2004	2005	2004

Net Proceeds:
Revenues	$9,431,916	$8,451,317	$19,216,628	$16,871,806
Production costs and expenses	(4,528,358)	(3,719,253)	(8,611,133)	(6,662,773)
Capital expenditures	(1,641,220)	(1,643,928)	(2,898,323)	(2,530,838)

Net Proceeds	$3,262,338	$3,088,136	$7,707,172	$7,678,195

Royalties paid to the Trust:
Overriding Royalties	$2,186,813	$2,726,103	$3,813,968	$5,999,645
Fee Lands Royalties	66,342	484,289	149,896	548,243

Royalties paid to the Trust	$2,253,155	$3,210,392	$3,963,864	$6,547,888

      Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately 12% in the 2005 Three-Month Operating Period and increased approximately 14% in the 2005 Six-Month Operating Period versus the comparable periods in 2004. The increases in Revenues are primarily a result of higher natural gas, natural gas liquid and crude oil prices, partially offset by lower production volumes.
      Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2005 Three-Month Operating Period attributable to the Productive Properties were $47.98 per barrel, $36.62 per barrel and $5.84 per thousand cubic feet (“mcf”), respectively. In the comparable 2004 period, average crude oil, natural gas liquids and natural gas prices were $34.47 per barrel, $27.83 per barrel and $5.77 per mcf, respectively. In the 2005 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $47.32 per barrel, $36.50 per barrel and $6.37 per mcf, respectively. In the comparable 2004 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $32.09 per barrel, $26.14 per barrel and $5.40 per mcf, respectively.

      Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately 22% and 29% in the 2005 Three-Month Operating Period and the 2005 Six-Month Operating Period, respectively, versus the comparable periods in 2004. The increases in production costs and expenses are primarily due to higher workover, severance tax and lease operating expense.
      Capital and abandonment expenditures decreased 0.16% in the 2005 Three-Month Operating Period and increased 15% for the 2005 Six-Month Operating Period, respectively, versus the comparable periods in 2004. The increase in the 2005 Six-Month Operating Period versus the comparable period in 2004 is primarily due to higher development drilling costs at Jay Field, partially offset by lower capital workovers.
      Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 24,907 barrels for the 2005 Three-Month Operating Period and 22,271 barrels for the 2004 Three-Month Operating Period. Imputed natural gas production was 167,235 mcf and 344,902 mcf for the respective periods.
      The Trust’s Fee Lands Royalties decreased approximately 86% and 73% in the 2005 Three-Month Operating Period and the 2005 Six-Month Operating Period, respectively. The Fee Lands Royalties for the 2004 Six-Month Operating Period included a lump-sum payment of approximately $357,000 for royalties related to the Bayou Sauvier Field. This payment represented earnings from a royalty interest in Bayou Sauvier for approximately 18 months of production. At June 30, 2005, the Fee Lands consisted of approximately 22,600 gross acres in south Louisiana, approximately 4,500 of which were under lease.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust’s monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owner. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflict in or affecting oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

Item 4.	Controls and Procedures
      (a) The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the Working Interest Owner to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
      As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, Mike Ulrich, as Trust Officer of the Trustee, concluded that the disclosure controls and procedures maintained in effect by the Trustee are effective to ensure timely disclosure and reporting of all material information required to be disclosed in the reports that the Trust files or submits under the Exchange Act while noting certain potential limitations on the effectiveness of the disclosure controls and procedures relating to the Trust as described herein. The Trustee also believes that the controls and procedures maintained in effect by Burlington Resources Inc., as Working Interest Owner and as the Managing General Partner of the Partnership which holds title to the Royalties, are effective to ensure timely disclosure and reporting of all material information required to be disclosed, although the Trustee does not have any way to verify that the controls and procedures maintained in effect by the Managing General Partner and Working Interest Owner are adequate for the Trust’s purposes. The Managing General Partner and Working Interest Owner has assured the Trustee that the information it has provided to the Trustee is accurate in all material respects.
      Due to the nature of the Trust and the Partnership which holds title to the Royalties, as well as the nature of the underlying Royalties, there may be inherent weaknesses in the controls and procedures at various levels which may adversely affect the Trust’s ability to identify and disclose and report all information required to be disclosed and reported. These inherent weaknesses in disclosure controls and procedures are described below:

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

The Working Interest Owner is not the operator of the Productive Properties; accordingly, it obtains the information that it furnishes to the Trustee from the operators of the Productive Properties, each of which is a third party over which neither the Working Interest Owner nor the Trustee has control. Consequently, both the Trust and the Working Interest Owner are dependent upon third parties for information that could be material to the Trust or that could be required to be disclosed in the Trust’s periodic or other filings under the Exchange Act. Under the terms of the Trust Agreement, the Trustee is entitled to and does rely upon certain experts in good faith, including the independent petroleum reserve engineers who prepare the annual imputed reserve report included in the Trust’s Annual Report on Form 10-K (which reserve report includes projected production, operating expenses and capital expenditures). The Trustee reviews the information furnished to the Trustee by the Managing General Partner and Working Interest Owner, but makes no independent or direct verification of the reserve data, the operating data, the financial information or other information furnished. Although the Trustee has no reason to believe that its reliance upon experts and upon the Managing General Partner is unreasonable, this reliance may be viewed as a weakness.

      The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required by applicable law.
      The Trustee notes for purposes of clarification that is has no authority over, and makes no statement concerning, the internal control over financial reporting of the Working Interest Owner.
      (b) Changes in Controls and Procedures. There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits
      (a) Exhibits

Exhibit
Number			Description

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	JPMORGAN CHASE BANK, N.A.

Trustee

By:	/s/ MIKE ULRICH

Mike Ulrich
Vice President and Trust Officer
Date: August 8, 2005

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

Exhibit
Number			Description

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).