Form 10-Q
period 2005-09-30
LL&E ROYALTY TRUST
filed 2005-11-09
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8518
LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The JPMorgan Chase Bank, N.A., Trustee	78701
Institutional Trust Services	(Zip Code)
700 Lavaca Austin, Texas (Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 852-1422/1-512-479-2562
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ✓    No
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ✓    No
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes    No    ✓
          At November 9, 2005, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
LL&E ROYALTY TRUST
Presentation of Financial Information
      The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K as of and for the three years ended December 31, 2004, as amended. The cash earnings and distributions for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year 2005.

LL&E ROYALTY TRUST
Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Royalty revenues	$1,708,845	$2,359,118	$5,672,709	$8,907,006
Trust administrative expenses	(122,264)	(166,469)	(576,768)	(525,587)

Cash earnings	1,586,581	2,192,649	5,095,941	8,381,419
Changes in undistributed cash	69	725	(5,768)	(729)

Cash distributions	$1,586,650	$2,193,374	$5,090,173	$8,380,690

Cash distributions per Unit	$.0835	$.1154	$.2680	$.4412

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	September 30,	December 31,
	2005	2004

	(Unaudited)
ASSETS
Cash	$7,141	$1,373
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 3 and 5)	76,282,000	76,282,000
Less: accumulated amortization (note 3)	(74,471,200)	(74,456,100)

Total assets	$1,817,941	$1,827,273

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$1,817,941	$1,827,273

Total liabilities and trust corpus	$1,817,941	$1,827,273

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Trust Corpus, beginning of period (note 3)	$1,827,273	$1,909,252
Cash earnings	5,095,941	8,381,419
Cash distributions	(5,090,173)	(8,380,690)
Amortization of royalty interest (note 3)	(15,100)	(80,100)

Trust Corpus, end of period	$1,817,941	$1,829,881

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2005

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
      The Trust is passive, with JPMorgan Chase Bank, N.A., (the “Trustee”) successor by merger to the Chase Bank of Texas, National Association as Trustee, having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).
Status of the Trust
      During the quarter ended September 30, 2005, certain properties in which the Trust has an interest were affected by Hurricanes Dennis, Katrina and Rita and Tropical Storm Cindy. Future distributions to the Trust will be reduced significantly for a period of time as a result of damages from these storms to production facilities for properties in which the Trust has an interest.
      Unless sooner terminated, the Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years (“Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust may be terminated at any time by a vote of Unit holders owning a majority of the Units. The Trust may also be terminated at the expiration of twenty-one years after the death

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.
      As a result of the aforementioned damages to production facilities for properties in which the Trust has an interest, revenues for 2006 may fall below the Termination Threshold. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for two successive years, the Trust would terminate. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to Unit holders of any funds remaining after all Trust liabilities have been satisfied. However, whether the Trust’s 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2006 as certain of the Trust’s properties are near the end of their productive lives. See “Estimates of Petroleum Engineers” in the Trust’s 2004 Annual Report on Form 10-K.
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

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In September 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2005, the Fee Lands consisted of approximately 22,400 gross acres in south Louisiana, approximately 3,000 of which were under lease.

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at September 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2005 is not necessarily indicative of the fair market value of the interests held by the Trust. The Trust assesses the impairment of its overriding royalty interests under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” whenever events or circumstances

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)

indicate that the carrying value may not be recoverable. During the three and nine month periods ended September 30, 2005 and 2004 no impairment of overriding royalty interest was recorded.
      The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
      While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K as of and for the three-years ended December 31, 2004, as amended. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and noted thereto included in the Trust’s 2004 Annual Report on Form 10-K.

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

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report and Form 10-K, as amended, for the year ended December 31, 2004, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for Jay Field, $1,000,000 for South Pass 89, and $1,400,000 for the Offshore Louisiana property. As a result of the aforementioned hurricane damages the Working Interest Owner believes it is likely that these amounts may increase in the future. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.
      In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust’s portion of estimated dismantlement costs effective with the April 2000 royalty distribution.
      The cumulative escrow balance as of September 30, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS — (Continued)
for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.
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

(7)	Subsequent Events
      On October 31, 2005, the Trust announced that it had established a cash contingency reserve of $576,000 for future general and administrative expenses of the Trust. The Trustee believes that distributions will be reduced significantly for a period of time as a result of the damage from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The Trustee intends to release all or a portion of the reserved funds, to the extent they are no longer necessary, as soon as the effects of the storm damages on the production facilities and the resulting effects on royalty revenues to the Trust from the affected properties become reasonably certain.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following review of the Trust’s financial conditions and results of operations should be read in conjunction with the financial statements and notes thereto.
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
      The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report and Form 10-K as of and for the three years ended December 31, 2004, as amended, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,600,000 for Jay Field, $1,000,000 for South Pass 89, and $1,400,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property. As a result of the aforementioned hurricane damages the Working Interest Owner believes it is likely that these amounts may increase in the future.
      In February 2000, the Working Interest Owner informed the Trustee that it had elected at that time not to escrow any additional funds from the Productive Properties to provide for the Trust’s portion of estimated dismantlement costs effective with the April 2000 royalty distribution.
      The cumulative escrow balance as of September 30, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there are no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.
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

      In addition, on October 31, 2005, the Trust announced that it had established a cash contingency reserve of $576,000 for future general and administrative expenses of the Trust. The Trustee believes that distributions will be reduced significantly for a period of time as a result of the damage from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The Trustee intends to release all or a portion of the reserved funds, to the extent they are no longer necessary, as soon as the effects of the storm damages on the production facilities and the resulting effects on royalty revenues to the Trust from the affected properties become reasonably certain.
Results of Operations

	Third Quarter		First Nine Months

	2005	2004	2005	2004

Royalty revenues	$1,708,845	$2,359,118	$5,672,709	$8,907,006
Trust administrative expenses	(122,264)	(166,469)	(576,768)	(525,587)

Cash earnings	$1,586,581	$2,192,649	$5,095,941	$8,381,419
Change in undistributed cash	69	725	(5,768)	(729)

Cash distributions	$1,586,650	$2,193,374	$5,090,173	$8,380,690

Cash distributions per unit	.0835	.1154	.2680	.4412

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

      Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2005 and 2004 (the 2005 and 2004 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owner’s operations during the periods April through June (the “Three-Month Operating Periods”) of 2005 and 2004, respectively, and the periods October 2004 through June 2005 and October 2003 through June 2004 (the 2005 and 2004 “Nine-Month Operating Periods”, respectively).
      Distributions to Unit holders for the 2005 and 2004 Third Quarters totaled $1,586,650 ($.0835 per Unit) and $2,193,374 ($.1154 per Unit), respectively. During these periods, the Trust received cash of $1,708,845 and $2,359,118, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.
      The monthly per Unit distributions during the 2005 and 2004 Third Quarters were as follow:

	2005	2004

July	$.0297	$.0357
August	.0355	.0412
September	.0183	.0385

	$.0835	$.1154

      Distributions to Unit holders for the First Nine Months of 2005 and 2004 amounted to $5,090,173 ($.2680 per Unit) and $8,380,690 ($.4412 per Unit), respectively. During these periods, the Trust received cash of $5,672,709 and $8,907,006, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.
      The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2005:
Third Quarter 2005

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$6,741,507	$319,944	$524,507	$7,585,958
Natural gas	270,338	6,772	1,492,784	1,769,894

	7,011,845	326,716	2,017,291	9,355,852
Production costs and expenses(1)	(5,168,983)	(101,207)	(439,735)	(5,709,925)
Capital expenditures	(2,111,782)	—	(156,451)	(2,268,233)

Net Proceeds	$(268,920)	$225,509	$1,421,105	$1,377,694

Overriding Royalties paid to the Trust(2)	$160,916	$112,755	$1,278,995	$1,552,666

Fee Lands Royalties				156,179

Royalties paid to the Trust				$1,708,845

First Nine Months 2005

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$20,770,388	$1,019,526	$1,258,428	$23,048,342
Natural gas	792,733	14,606	4,716,800	5,524,139

	21,563,121	1,034,132	5,975,228	28,572,481
Production costs and expenses(1)	(12,871,348)	(101,257)	(1,348,450)	(14,321,055)
Capital expenditures	(4,974,878)	5,573	(197,252)	(5,166,557)

Net Proceeds	$3,716,895	$938,448	$4,429,526	$9,084,869

Overriding Royalties paid to the Trust(2)	$1,130,231	$249,829	$3,986,573	$5,366,633

Fee Lands Royalties				306,076

Royalties paid to the Trust				$5,672,709

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2005 Third Quarter and 2005 First Nine Months was $123,465 and $339,114, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. As of September 30, 2005, excess production costs to be recovered from future revenues totaled $590,750 for the Jay Field property.

      The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2004:
Third Quarter 2004

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$5,495,807	$275,737	$254,751	$6,026,295
Natural gas	33,020	5,891	2,383,487	2,422,398

	5,528,827	281,628	2,638,238	8,448,693
Production costs and expenses(1)	(3,397,508)	94,171	(306,525)	(3,609,862)
Capital expenditures	(2,489,151)	(6,585)	(49,843)	(2,545,579)

Net Proceeds	$(357,832)	$369,214	$2,281,870	$2,293,252

Overriding Royalties paid to the Trust(2)	$—	$184,608	$2,053,683	$2,238,291

Fee Lands Royalties				120,827

Royalties paid to the Trust				$2,359,118

First Nine Months 2004

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$16,208,135	$882,360	$1,018,337	$18,108,832
Natural gas	186,087	18,521	7,007,059	7,211,667

	16,394,222	900,881	8,025,396	25,320,499
Production costs and expenses(1)	(9,802,271)	165,553	(635,916)	(10,272,634)
Capital expenditures	(4,984,465)	(13,270)	(78,682)	(5,076,417)

Net Proceeds	$1,607,486	$1,053,164	$7,310,798	$9,971,448

Overriding Royalties paid to the Trust(2)	$1,143,713	$514,504	$6,579,718	$8,237,935

Fee Lands Royalties				669,071

Royalties paid to the Trust				$8,907,006

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2004 Third Quarter and 2004 First Nine Months was $83,723 and $245,978, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. As of September 30, 2004, excess production costs to be recovered from future revenues totaled $679,940 for the Jay Field property.
      The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2005 and 2004:

	Third Quarter		First Nine Months

	2005	2004	2005	2004

Net Proceeds:
Revenues	$9,355,852	$8,448,693	$28,572,481	$25,320,499
Production costs and expenses	(5,709,925)	(3,609,862)	(14,321,055)	(10,272,634)
Capital expenditures	(2,268,233)	(2,545,579)	(5,166,557)	(5,076,417)

Net Proceeds	$1,377,694	$2,293,252	$9,084,869	$9,971,448

Royalties paid to the Trust:
Overriding Royalties	$1,552,666	$2,238,291	$5,366,633	$8,237,935
Fee Lands Royalties	156,179	120,827	306,076	669,071

Royalties paid to the Trust	$1,708,845	$2,359,118	$5,672,709	$8,907,006

      Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately 11% in the 2005 Three-Month Operating Period and increased approximately 13% in the 2005 Nine-Month Operating Period versus the comparable periods in 2004. The increases in revenues are primarily a result of higher natural gas, natural gas liquid and crude oil prices, partially offset by lower production volumes.
      Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2005 Three-Month Operating Period attributable to the Productive Properties were $50.49 per barrel, $37.92 per barrel and $7.27 per thousand cubic feet (“mcf”), respectively. In the comparable 2004 period, average crude oil, natural gas liquids and natural gas prices were $37.32 per barrel, $28.62 per barrel and $6.16 per mcf, respectively. In the 2005 Nine-Month Operating Period , average crude oil, natural gas liquids and natural gas prices were $48.35 per barrel, $36.80 per barrel and $6.63 per mcf, respectively. In the comparable 2004 Nine-Month Operating Period , average crude oil, natural gas liquids and natural gas prices were $33.64 per barrel, $26.97 per barrel and $5.63 per mcf, respectively.

      Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately 58% and 39% in the 2005 Three-Month Operating Period and the 2005 Nine-Month Operating Period, respectively, versus the comparable periods in 2004. The increases, in both periods, in production costs and expenses are primarily due to higher workover, severance tax and lease operating expense.
      Capital expenditures decreased 11% in the 2005 Three-Month Operating Period and increased 2% for the 2005 Nine-Month Operating Period, respectively, versus the comparable periods in 2004. The increase in the 2005 Nine-Month Operating Period versus the comparable period in 2004 is primarily due to an increase in capital workovers and capital facility costs at Offshore Louisiana. The decrease in the operating period for the three months ended September 30, 2005 versus the same period in 2004 is primarily due to a decrease in capital workovers and plug and abandonment expenses partially offset by higher development drilling costs at Jay Field.
      Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 12,438 barrels for the 2005 Three-Month Operating Period and 10,215 barrels for the 2004 Three-Month Operating Period. Imputed natural gas production was 134,482 mcf and 301,987 mcf for the respective periods
      At September 30, 2005, the Fee Lands consisted of approximately 22,400 gross acres in south Louisiana, approximately 3,000 of which were under lease.
Status of the Trust
      Hurricanes Katrina and Rita struck the Gulf of Mexico in August 2005 and September 2005, respectively. The Working Interest Owner notified the Trust that it had received preliminary assessments regarding damages from Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. The damages to these properties did not materially affect the third quarter 2005 Royalty revenues; however, future distributions to the Trust are expected to be reduced significantly for a period of time as a result of the damages.
      The Trust has been informed that several Offshore Louisiana properties were damaged by Hurricane Rita. The platforms for South Marsh Island 76 and East Cameron 195 suffered severe damage and the property operators notified the Working Interest Owner that they do not intend to re-establish production and these properties will be plugged and abandoned. Vermillion 331 and Eugene Island 261 were damaged by Hurricane Rita and stopped producing. The operator of Eugene Island 261 advised the Working Interest Owner that the property had resumed production on or about October 29, 2005, but no further production information, or repair estimates, have been made available to the Working Interest Owner. The operator of Vermillion 331 has advised the Working Interest Owner that repairs to the property are expected to be completed in mid to late November 2005, and repair estimates have not yet been provided to the Working Interest Owner. During the three and nine months ended September 30, 2005, Offshore Louisiana accounted for $1.3 million and $4.4 million, respectively of the Trust’s Royalty revenues.

      The Trust has been informed that both the B platform and the C platform at South Pass 89, were damaged by Hurricane Katrina, however, the operator has not yet provided a time estimate for repair to the Working Interest Owner. The operator has informed the Working Interest Owner that it has begun preliminary safety-related repairs and analyses on the B platform, and has completed an underwater damage assessment, but that the operator has not yet released the results of the underwater assessment to the Working Interest Owner. The operator has further informed the Working Interest Owner that it has begun repairs on the C platform. During the three and nine months ended September 30, 2005, South Pass 89 accounted for approximately $226,000 and $250,000, respectively of the Trust’s Royalty revenues.
      The Trust has also been informed by the Working Interest Owner that the Jay Field gas plant has been shut in as a result of damages from Hurricane Dennis and Tropical Storm Cindy. These damages were repaired in the first week of October 2005. However, currently there is a non-storm problem affecting a trunk line. These damages affected approximately 25% of production from Jay Field. The operator has informed the Working Interest Owner that it anticipates that Jay Field will be fully operational by the end of December 2005. During the three and nine months ended September 30, 2005, Jay Field accounted for $161,000 and $1.1 million, respectively of the Trust’s Royalty revenues.
      The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years (“the Termination Threshold”). As a result of the aforementioned damages to production facilities for properties in which the Trust has an interest, revenues for 2006 may fall below the Termination Threshold. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for two successive years, the Trust would terminate. Upon termination of the Trust, the Trustee will sell for cash all the assets held in the Trust estate and make a final distribution to unit holders of any funds remaining after all Trust liabilities have been satisfied. However, whether the Trust’s 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2006 as certain of the Trust’s properties are near the end of their productive lives. See “Estimates of Petroleum Engineers” in the Trust’s 2004 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust’s monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the working interest owner. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflict in or affecting oil producing regions;

•	worldwide economic conditions;

•	weather conditions, including hurricanes and tropical storms in the Gulf of Mexico;

•	the supply and price of foreign natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

Item 4.	Controls and Procedures
      Evaluation of Disclosure Controls and Procedures. The Trustee maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated by the working interest owners to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
      As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective.
      Due to the contractual arrangements pursuant to which the Trust was created and the terms of the related Conveyances regarding information furnished by the working interest owner, the Trustee relies on (i) information provided by the working interest owner, including all information relating to the Productive Properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other conditions relating to the Productive Properties, liabilities and potential liabilities potentially affecting the revenues to the Trust’s interest, the effects of regulatory changes and of the compliance of the operators of the Productive Properties with applicable laws, rules and regulations, the number of producing wells and acreage, and plans for future operating and capital expenditures, and (ii) conclusions of independent reserve engineers regarding reserves. The conclusions of the independent reserve engineers are based on information received from the working interest owner.
      Changes in Internal Control Over Financial Reporting. In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust’s last fiscal quarter, no change in the Trust’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The

Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the working interest owner.
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
      (b) Changes in Controls and Procedures.     There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits

Exhibit
Number			Description

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of September 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	JPMORGAN CHASE BANK, N.A.

Trustee

By:	/s/ MIKE ULRICH

Mike Ulrich
Vice President and Trust Officer
Date: November 9, 2005

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

EXHIBIT INDEX

Exhibit
Number			Description

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of September 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).