Form 10-K
period 2005-12-31
LL&E ROYALTY TRUST
filed 2006-03-16
CIK 721765

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

            JPMORGAN CHASE BANK, N.A., TRUSTEE
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ____ No X

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X .

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer ____.   Accelerated filer  X .   Non-accelerated
filer ____.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____. No X .

     As of June 30, 2005, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $115,087,302.

     As of March 15, 2006, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                               PART I
ITEM  1  -- Business........................................     1
     Introduction...........................................     1
     Terms and Operation of the Trust.......................     2
          Creation and Operation of the Trust...............     2
          Terms of the Conveyances..........................     2
          The Partnership...................................     4
          Receipts and Payments.............................     4
          Liabilities and Contingency Reserves..............     4
     Duration and Termination of the Trust..................     5
     The Royalties..........................................     6
          Overriding Royalties..............................     7
          Fee Lands Royalties...............................     8
          Analysis of the Working Interest Owner's
          Calculation of the Royalties......................     9
     The Units..............................................    10
          Distributions and Income Computations.............    10
          Transfer of Units.................................    10
          Periodic Reports..................................    10
          Possible Requirement That Units Be Divested.......    11
          Liability of Unit Holders.........................    12
          Voting by Unit Holders............................    12
          Certain State Law Considerations..................    12
     The Properties.........................................    13
          General...........................................    13
          Description of Productive Properties..............    13
          Description of the Fee Lands......................    14
     Oil and Gas Sales from the Productive Properties.......    16
          Oil Sales.........................................    16
          Gas and Liquids Sales.............................    16
     Exploration and Development Activities.................    17
          Productive Properties.............................    17
          Fee Lands.........................................    17
     Estimates of Petroleum Engineers.......................    17
          September 30, 2005 Estimates......................    17
          Certain Factors Affecting Estimates...............    18
     Industry Conditions and Regulation.....................    27
          Industry Conditions...............................    27
          Regulation........................................    27
     Tax Considerations to Owners of Units..................    28
          Federal Income Tax Considerations.................    28
          IDC Recapture Income to the Company on
          Distribution......................................    36
          Backup Withholding................................    36
          Information Return Filing Requirements............    36
          State Tax Considerations..........................    37
          Severance Taxes...................................    39
          Ad Valorem Taxes..................................    39
     Available Information..................................    39
ITEM  1A -- Risk Factors....................................    40
ITEM  1B -- Unresolved Staff Comments.......................    43
ITEM  2  -- Properties......................................    43
ITEM  3  -- Legal Proceedings...............................    43
ITEM  4  -- Submission of Matters to a Vote of Unit
            Holders.........................................    43

                                                               PAGE
                                                              NUMBER
                                                              ------
                              PART  II
ITEM  5  -- Market for the Registrant's Common Equity,
            Related Unit Holder Matters and Issuer Purchases
            of Equity Securities............................    43
ITEM  6  -- Selected Financial Data.........................    44
ITEM  7  -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    45
ITEM  7A -- Quantitative and Qualitative Disclosures about
            Market Risk.....................................    50
ITEM  8  -- Financial Statements and Supplementary Data.....    51
ITEM  9  -- Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............    61
ITEM  9A -- Controls and Procedures.........................    61
ITEM  9B -- Other Information...............................    62

                              PART III
ITEM  10 -- Directors and Executive Officers of the
            Registrant......................................    62
ITEM  11 -- Executive Compensation..........................    62
ITEM  12 -- Security Ownership of Certain Beneficial Owners
            and Management..................................    62
ITEM  13 -- Certain Relationships and Related
            Transactions....................................    62
ITEM  14 -- Principal Accounting Fees and Services..........    63

                              PART IV
ITEM  15 -- Exhibits, Financial Statement Schedules.........    63
SIGNATURE...................................................    65

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

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

     LL&E Royalty Trust (the "Trust") was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the "Trust Agreement") between The Louisiana Land and Exploration Company (the "Company") and First City National Bank of Houston. Effective February 13, 1993, Texas Commerce Bank National Association acquired from the Federal Deposit Insurance Corporation (the "FDIC"), as receiver for New First City, Texas -- Houston, N.A., substantially all of the assets of New First City, Texas -- Houston N.A., which previously had acquired all of the assets of First City, Texas -- Houston, N.A. after that institution was closed by action of the FDIC on October 30, 1992. JPMorgan Chase Bank, N.A. and now serves as Trustee of the Trust. The Trustee's offices are located at 700 Lavaca, Austin, Texas 78701, and its telephone number is 1-800-852-1422. The Company is also referred to herein as the "Working Interest Owner" in its capacity as the owner of the working interests in the Properties referred to below. The term "Working Interest Owner" includes the successors and assigns of such working interests, although at present, no such assignments have been made. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly-owned subsidiary of BR. The merger has had no significant effects on the Trust. On December 12, 2005, BR announced the execution of a definitive agreement to be acquired by ConocoPhillips. The acquisition, which is subject to approval by the stockholders of BR, is not expected to have any significant effects on the Trust.

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

     Based on the escrow provisions described above, the Working Interest Owner has escrowed $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. In addition, the Working Interest Owner has escrowed $3,000,000 from the Offshore Louisiana property, 90% of which would otherwise have been distributable to the Trust. As of September 30, 2005, the Working Interest Owner's estimates of total Special Costs are $15,100,000 for Jay Field, $2,000,000 for South Pass 89 and $3,100,000 for Offshore Louisiana. In January 2006, the Working Interest Owner notified the Trustee that they have received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. See "Status of the Trust" in Item 7 on this Form 10-K. As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

     The Working Interest Owner has advised the Trustee that based on current estimates included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from each of the properties, and that, commencing with the April 2006 monthly distribution, the Working Interest Owner will begin escrowing all amounts otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. The Working Interest Owner has advised the Trustee that it anticipates escrowing additional funds from the Offshore Louisiana and South Pass 89 properties for the foreseeable future.

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

DURATION AND TERMINATION OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million (the "Termination Threshold") for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owner or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust's net revenues for the year ended December 31, 2005 were $6.6 million.

     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. Future distributions to the Trust will be reduced significantly for a period of time as a result of damages from these storms to production facilities for properties in which the Trust has an interest.

     As a result of the uncertainty of future proceeds from these properties, in November 2005, the Trustee reserved approximately $576,000 that would otherwise be distributed to the unitholders for the payment of the Trust's likely expenses in the foreseeable future. Also, The Trustee decided to reserve all amounts otherwise distributable to the unitholders in January-March 2006. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

     As a result of the aforementioned damages to production facilities for properties in which the Trust has an interest, revenues for 2006 may fall below the Termination Threshold. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006 Royalty income received by the Trust may be below the Termination Threshold. If Royalty income falls below the Termination Threshold for two successive years, the Trust would terminate. However, whether the Trust's 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2006 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers" on page 20 of this document.

     The Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units or at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

OVERRIDING ROYALTIES

     For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate "Property". These groups are designated herein as the "Jay Field", "South Pass 89", and "Offshore Louisiana". See "The Properties -- Description of Productive Properties". The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties ("Gross Proceeds") less "Production Costs", which include primarily
(a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to JPMorgan Chase Bank, N.A. prime rate plus 1/2% per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and
(f) applicable charges for certain overhead expenses. As of September 30, 2005, the Working Interest Owner's estimates of total Special Costs are $15,100,000 for Jay Field, $2,000,000 for South Pass 89 and $3,100,000 for Offshore Louisiana. In January 2006, the Working Interest Owner notified the Trustee that they have received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. See "Status of the Trust" in Item 7 on this Form 10-K. The Working Interest Owner has escrowed $4,543,402 for the Jay Field property, $2,600,000 for the South Pass 89 property and $3,000,000 for the Offshore Louisiana property as of December 31, 2005. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. The Working Interest Owner has advised the Trustee that based on current estimates included in this Annual Report on Form 10-K, the Working Interest Owner is permitted to place additional funds in escrow from each of the properties, and that, commencing with the April 2006 monthly distribution, the Working Interest Owner will begin escrowing all amounts otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. The Working Interest Owner has advised the Trustee that it anticipates escrowing additional funds from the Offshore Louisiana and South Pass 89 properties for the foreseeable future.

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

FEE LANDS ROYALTIES

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 22,420 gross acres in south Louisiana, only approximately 1,015 of which were leased at December 31, 2005. See "The Properties -- Description of the Fee Lands" and "Exploration and Development Activities -- Fee Lands".

ANALYSIS OF THE WORKING INTEREST OWNER'S CALCULATION OF THE ROYALTIES

     The following schedules summarize the Working Interest Owner's calculation of the amounts paid to the Trust with respect to the Trust's royalty interests for (i) the quarter ended December 31, 2005 (applicable to production from July 2005 through September 2005) and (ii) the year ended December 31, 2005 (applicable to production from October 2004 through September 2005):

                        QUARTER ENDED DECEMBER 31, 2005

                                                              SOUTH      OFFSHORE
                                                JAY FIELD    PASS 89    LOUISIANA      TOTAL
                                               -----------   --------   ----------   ----------
Revenues:
  Liquids....................................  $ 4,686,800   $290,931   $  521,501   $5,499,232
  Natural gas................................      253,581      6,350    1,550,666    1,810,597
                                               -----------   --------   ----------   ----------
                                               $ 4,940,381   $297,281   $2,072,167   $7,309,829
Production costs and expenses(1).............    3,162,055    146,742      472,020    3,780,817
Capital expenditures.........................    3,309,289         --     (108,678)   3,200,611
                                               -----------   --------   ----------   ----------
                                                 6,471,344    146,742      363,342    6,981,428
Net Proceeds.................................  $(1,530,963)  $150,539   $1,708,825   $  328,401
                                               ===========   ========   ==========   ==========
Overriding Royalties paid to the Trust(2)....  $        --   $ 91,722   $1,537,944   $1,629,666
                                               ===========   ========   ==========
Fee Lands Royalties...............................................................       52,453
                                                                                     ----------
Royalties paid to the Trust.......................................................   $1,682,119
                                                                                     ==========

                          YEAR ENDED DECEMBER 31, 2005

                                                             SOUTH       OFFSHORE
                                              JAY FIELD     PASS 89     LOUISIANA       TOTAL
                                             -----------   ----------   ----------   -----------
Revenues:
  Liquids..................................  $25,457,188   $1,310,456   $1,779,929   $28,547,573
  Natural gas..............................    1,046,313       20,955    6,267,466     7,334,734
                                             -----------   ----------   ----------   -----------
                                             $26,503,501   $1,331,411   $8,047,395   $35,882,307
Production costs and expenses(1)...........   16,033,403      248,000    1,820,471    18,101,874
Capital expenditures.......................    8,284,167       (5,573)      88,573     8,367,167
                                             -----------   ----------   ----------   -----------
                                              24,317,570      242,427    1,909,044    26,469,041
Net Proceeds...............................  $ 2,185,931   $1,088,984   $6,138,351   $ 9,413,266
                                             ===========   ==========   ==========   ===========
Overriding Royalties paid to the
  Trust(2).................................  $ 1,130,231   $  341,550   $5,524,517   $ 6,996,298
                                             ===========   ==========   ==========
Fee Lands Royalties...............................................................       358,529
                                                                                     -----------
Royalties paid to the Trust.......................................................   $ 7,354,827
                                                                                     ===========

---------------

(1) Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2005 was approximately $133,629 and $472,743, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80 percent of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

    Processing fees earned are also shown as a reduction of production costs and expenses. For the year ended December 31, 2005, South Pass 89 property processing fees earned totaled $705,853 and interest on escrow totaled $121,175, while the operating expenses totaled $1,075,028, netting a production cost of $248,000.

(2) The 2005 royalty income for the Jay Field and South Pass 89 properties have been reduced by $2,047,183 and $438,790 respectively, as a result of excess production costs arising in 2004. The Jay Field and South Pass 89 properties have excess production costs of $2,121,713 and $32,905, respectively, as of December 31, 2005.

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

     Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year will be reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed such reports to Unit holders in March 2006. If, as anticipated, the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders will recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the "1986 Act"), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See "Tax Considerations to Owners of Units -- Federal Income Tax
Considerations -- Accounting for Income and Deductions".

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

DESCRIPTION OF PRODUCTIVE PROPERTIES

     Certain information, as of December 31, 2005, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate "Property" for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2005.

                                                                        PRODUCTIVE WELLS(1)
         PRODUCTIVE                                                 ----------------------------
      PROPERTY AND YEAR                            ACRES                 OIL           ACRES
          IN WHICH                           ------------------     -------------   ------------
    PRODUCTION COMMENCED        LOCATION      GROSS       NET       GROSS    NET    GROSS   NET
    --------------------        --------     -------     ------     -----   -----   -----   ----
Jay Field (1970)(2)..........  Onshore       184,472(3)  62,150(3)    84    28.56     1      .34
                               Alabama
                               and Florida
South Pass 89 (1982).........  Offshore        5,000      1,250       15     3.75     2      .50
                               Louisiana
Offshore Louisiana
  (1968)(4)..................  Offshore       17,500      3,708       12(5)  1.44    29(5)  6.09
                               Louisiana
                                             -------     ------      ---    -----    --     ----
                                             206,972     67,108      111    33.75    32     6.93
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

     Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 22,420 gross acres, approximately 1,015 acres of which were under lease as of December 31, 2005.

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

                     EXPLORATION AND DEVELOPMENT ACTIVITIES

PRODUCTIVE PROPERTIES

     The following is a summary of the Working Interest Owner's net drilling activities on the Productive Properties for the years ended December 31, 2003, 2004 and 2005:

                                                                   NET WELLS
                                                              -------------------
                                                               OIL    GAS    DRY
2003                                                          -----   ----   ----
     Exploratory............................................     --    --      --
     Development............................................  0.200    --      --

        2004
     Exploratory............................................     --    --      --
     Development............................................     --    --      --

        2005
     Exploratory............................................     --    --      --
     Development............................................  1.000    --      --

     The following are the significant activities by the Working Interest Owner on the Productive Properties during 2005:

  Jay Field

     Capital and abandonment expenditures of approximately $8.3 million were incurred in 2005, primarily for nitrogen purchases for injections and developmental drilling of 3 new wells (1 well net to the Trust).

  South Pass 89

     Capital and abandonment expenditures of approximately ($6,000) were incurred in 2005 which is primarily an operator credit for 2004 platform abandonment expenditures.

  Offshore Louisiana

     Capital and abandonment expenditures of approximately $89,000 were incurred in 2005, primarily for capital workovers and capital facility expenses incurred at Eugene Island 261.

FEE LANDS

     Approximately 1,015 acres of the south Louisiana Fee Lands subject to the Trust's 3% royalty interest were under lease as of December 31, 2005. One well was drilled on the Fee Lands in 2005.

                        ESTIMATES OF PETROLEUM ENGINEERS

SEPTEMBER 30, 2005 ESTIMATES

     Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2005 have been made by Miller and Lents, Ltd. ("Miller and Lents"). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2005. A copy of Miller and Lents' letter, dated February 28, 2006, setting forth such estimates is reproduced below.

     As explained in the letter, the estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the "SEC") and were based upon oil, and natural gas prices and costs represented by the

Working Interest Owner to be in effect as of September 30, 2005 and September 22, 2005, respectively; the present value was based on a discount factor of 10% per year. The September 22, 2005 price was used for natural gas since the Henry Hub gas price was not quoted as of September 30, 2005 on the New York Mercantile Exchange due to Force Majeure caused by Hurricane Rita.

     According to the Miller and Lents letter, the estimated future net revenues to the Trust from total proved reserves as of September 30, 2005 were approximately $208.4 million, and the present value of such future net revenues was approximately $114.4 million. (The estimates as of September 30, 2004, were $211.2 million and $95.4 million, respectively, before giving effect to approximately $7.4 million in distributions to the Trust during 2005.)

     The estimates of future net revenues as of September 30, 2005 reflect a 1 percent decrease in future net revenues, and a 20 percent increase in the present value of future net revenues from those estimated as of September 30, 2004, after adjusting those 2004 estimates for the estimated distributions related to the twelve months of production ended September 30, 2005.

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

     As indicated above, estimates of future net revenues attributable to the Trust are based in part on estimates of quantities of proved oil and gas reserves to be produced in the future. "Proved reserves" are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Estimating proved reserves is not an exact science. Significant revisions of the estimates of proved reserves have occurred in the past with respect to the Productive Properties and, with respect to certain Productive Properties, have been material in relation to the reserves assigned to such Productive Properties. Reserve estimates are based on many judgmental factors, and the accuracy of reserve estimates depends on the quantity and quality of geological data, production performance data and reservoir engineering data as well as the skill and judgment of the petroleum engineer in interpreting such data. The process of estimating reserves involves continual revisions of estimates (usually on an annual basis) as additional information is made available through drilling, testing, reservoir studies and acquiring historical pressure and production data. When a new reservoir is discovered, proved reserves are determined primarily by volumetric analysis, using limited reservoir data (porosity, net pay thickness, water saturation, permeability and estimated extent of the productive area) indicated by the discovery well to estimate reserves over an underground area that may cover many acres. As a well is produced and the reservoir pressure declines, production volumes (hydrocarbons and water) and other factors are generally monitored and recorded so that the proved reserves can be periodically reestimated following sufficient intervals of production history. In addition, the drilling of development wells can provide additional reservoir data, including information regarding the areal extent of the reservoir. As reservoir history is accumulated, the historical information is incorporated into volumetric calculations or extrapolated production performance plots to refine the reserve estimate. Consequently, the accuracy of the reserve estimate generally improves with additional production history.

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

     The independent engineers' estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, the payments with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner, and the distribution of income from the Royalties to holders of Units (net of Trust expenses) occurs approximately 75 days after the end of such month. The estimated net revenues in Miller and Lents' letter have not been reduced for costs and expenses of the Trust, which are expected to be approximately $750,000 for the twelve months ending September 30, 2006. The costs and expenses of the Trust may increase or decrease in future years, depending on the amount of revenues from the Royalties, increases or decreases in accounting, engineering, legal and other professional fees and other factors.

     In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2005, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $20.2 million for the period from October 1, 2005 through September 30, 2006. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

                       (MILLER AND LENTS LTD LETTERHEAD)

                                 March 9, 2006

JPMorgan Chase Bank, Trustee
LL&E Royalty Trust
700 Lavaca, 5th Floor
Austin, TX 78701-3102

                                          Re:     LL&E Royalty Trust
                                              As of September 30, 2005
Ladies and Gentlemen:

     We estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by Burlington Resources Inc. (the "Company") in certain properties associated with the LL&E Royalty Trust (the "Trust") interest.

     The estimated proved imputed reserves and future net revenues, discounted at 10 percent per annum, net to the interests owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2005, are as follows:

                           Net Proved Imputed Reserves and Revenues (1) (2)
                    --------------------------------------------------------------
                        Crude Oil,
                      Condensate, and     Natural   Future Net     Net Revenues
                    Natural Gas Liquids    Gas,     Revenues,    Discounted at 10%
Reserve Category          MBbls.           MMcf         M$         Per Year, M$
----------------    -------------------   -------   ----------   -----------------
Proved
  Developed.......         2,977           6,187    207,232.5        113,813.7
Proved
  Undeveloped.....             1              76      1,204.3            554.0
                           -----           -----    ---------        ---------
  Total Proved....         2,978           6,263    208,436.8        114,367.7
                           =====           =====    =========        =========

---------------

(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" in this document on Form 10-K.

(2) Total Proved Reserves and Revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production varies slightly from the timing associated with the separate proved reserve categories. Future excess production costs will be recouped out of total field production regardless of reserve category.

     The above figures are based on estimates from the Trust economic model that are attached to this report.

                      (MILLER AND LENTS, LTD. LETTERHEAD)

JPMorgan Chase Bank, Trustee                                       March 9, 2006
LL&E Royalty Trust                                                       Page  2

The Trust owns, indirectly through a partnership with the Company, (a) net overriding royalty interests equivalent to net profits interests (the "Overriding Royalties") in certain productive oil and gas properties located in Alabama, Florida, and federal waters Offshore Louisiana (the "Working Interest Properties") and (b) royalty interests (the "Royalties") in certain productive oil and gas properties located on the Company's South Louisiana fee lands (the "Fee Lands") acreage. We estimated the imputed reserves using the formulas and criteria specified by the Company, as described in the following paragraphs, and estimated the future net revenues to the Trust in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

     Gas volumes for each property are stated at the pressure and temperature bases appropriate for the sales contract or state regulatory authority; therefore, some of the aggregated totals may be stated at a mixed pressure base.

     The table below shows summary projections of the estimated undiscounted net revenues to the Trust:

                   Estimated Net Revenues to the Trust(1)(2)
                   -----------------------------------------
For Production     From Proved    From Proved    From Total
During the 12       Developed     Undeveloped      Proved
Months Ended        Reserves,      Reserves,      Reserves,
September 30            M$             M$            M$
--------------     ------------   ------------   -----------
2006........          9,267.2            0.0        9,267.2
2007........         18,403.3            0.0       18,403.3
2008........         20,378.7            0.0       20,378.7
2009........         20,860.5            0.0       20,860.5
2010........         19,138.4            0.0       19,138.4
2011........         15,414.9            0.0       15,414.9
Remainder...        103,769.5        1,204.3      104,973.8
                    ---------       --------      ---------
Total.......        207,232.5        1,204.3      208,436.8
                    =========       ========      =========

---------------

(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" in this document on Form 10-K.

(2) Total Proved Reserves and Revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production varies slightly from the timing associated with the separate proved reserve categories. Future excess production costs will be recouped out of total field production regardless of reserve category.

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

                      (MILLER AND LENTS, LTD. LETTERHEAD)

JPMorgan Chase Bank, Trustee                                       March 9, 2006
LL&E Royalty Trust                                                       Page  3

     The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

                                       Last Year of
                    Estimated Future    Estimated
                    Net Revenues to      Economic
                       The Trust,        Life of
     Property            M$(1)           Reserves
------------------  ----------------   ------------
Jay Field              181,493.8           2031
South Pass 89            1,072.8           2009
Offshore Louisiana      25,062.5           2014
Fee Lands                  807.7           2011
                       ---------
     Total             208,436.8
                       =========

(1) The Trust will terminate in the event the total amount of cash received per year by the Trust falls below certain levels. Accordingly, it would be possible for the Trust to terminate even though some of the Trust properties have remaining productive lives. See "Duration and Termination of the Trust" in this document on Form 10-K.

     For the purposes of computing the future net revenues to the Trust, the Working Interest Properties have been combined geographically into three groups of leases designated as the "Jay Field", "South Pass 89", and "Offshore Louisiana". The "Fort Worth Basin" group was sold prior to September 30, 1997 and is not included in this report. The Company has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust a three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:

                                Percentage of Net Proceeds
Working Interest Property  Attributable to Overriding Royalties
-------------------------  ------------------------------------
Jay Field                                   50
South Pass 89                               50
Offshore Louisiana                          90

     The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the revenues recorded by the Company from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Company in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs net of salvage value to the Company's working interest are approximately $2.0 million for South Pass 89, $15.1 million for the Jay Field, and $3.1 million for the Offshore Louisiana properties. As of September 30, 2005, the South Pass 89 properties' estimated abandonment costs

                      (MILLER AND LENTS, LTD. LETTERHEAD)

JPMorgan Chase Bank, Trustee                                       March 9, 2006
LL&E Royalty Trust                                                       Page  4

were fully escrowed. The Jay Field and the Offshore Louisiana properties' escrow balances were $4.5 million and $3.0 million respectively, leaving an additional $10.6 million and $0.1 million respectively, attributable to the Company's working interest to be escrowed in the future.

     Excess production costs will result to the Company's working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property ("Excess Production Costs"). Pursuant to the provisions of the Trust documents, the Company is allowed to recover such costs from future Net Proceeds. Excess production costs to the Company's working interest to be recovered from future Net Proceeds as of September 30, 2005, were $32,905 for South Pass 89 and $2,121,713 for Jay Field.

     The estimated future net revenues have been calculated, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as of September 30, 2005, to the estimated future production of these products over the economic life of the reserves and assuming continuation of current economic conditions. Since the Henry Hub gas price was not quoted as of September 30, 2005 on the New York Mercantile Exchange due to Force Majeure caused by Hurricane Rita, we used the last previously quoted price as of September 22, 2005.

     Well plugging and field abandonment costs were supplied by the Company and used in the calculation of the Net Proceeds for the properties. However, the full impact of the 2005 hurricane season is still not fully understood with regard to potential additional costs for the restoration and abandonment of certain facilities and wells. Thus, if additional costs due to the 2005 hurricanes are incurred, this could have a negative impact to the Trust. Future cost estimates, if any, for the restoration of producing properties to satisfy environmental standards were not deducted from future revenues as such estimates are beyond the scope of this assignment.

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

     Estimated reserves for the Jay Field property were forecasted based on an analysis of historical production volumes and decline rates while incorporating the on-going well workover and plugging/abandonment program initiated in 2003. This program has improved field production. Additional capital is budgeted by the Company over the next two years to continue this program with the associated production benefit included in the estimate of future production. Approximately 14 wells are planned for this workover program. In addition, the operator of Jay Field and the Company have indicated that significant capital will likely be spent to improve tangible and intangible field facilities. This capital is also built into the forecast of future costs associated with the Company interest.

     As of September 30, 2005 (the effective date of this report), the operator of Jay Field and the Company had plans to drill proved undeveloped reserves as described in our previous report. However, subsequent to September 30, 2005, the operator of Jay Field has acknowledged that the 2005 development drilling program did not achieve the minimum criteria necessary to expand the program into future years, since only one of the three newly drilled wells resulted in a significant oil response. As a result, the operator has decided to forgo any future drilling so the remaining proved undeveloped locations and corresponding oil production has been removed from the Jay Field forecast contained in this report.

                      (MILLER AND LENTS, LTD. LETTERHEAD)

JPMorgan Chase Bank, Trustee                                       March 9, 2006
LL&E Royalty Trust                                                       Page  5

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

                      (MILLER AND LENTS, LTD. LETTERHEAD)

JPMorgan Chase Bank, Trustee                                       March 9, 2006
LL&E Royalty Trust                                                       Page  6

     Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

                                          Very truly yours,

                                          MILLER AND LENTS, LTD.

                                          By /s/ ROBERT J. OBERST
                                            ------------------------------------
                                            Robert J. Oberst
                                            Senior Vice President

                                          By /s/ CARL D. RICHARD
                                            ------------------------------------
                                            Carl D. Richard
                                            Senior Vice President

RJO/sg

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

     Alternative Minimum Tax for Noncorporate Taxpayers. A noncorporate Unit holder's alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer's alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer's income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer's minimum tax liability. For tax years beginning in 2004-2005, the noncorporate taxpayer's exemption amount is $58,000 in the case of joint returns or surviving spouses, $40,250 in the case of unmarried individuals who are not surviving spouses, $29,000 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly or surviving spouses, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

     Under Section 1446 of the Code, a withholding tax is imposed on partnerships in an amount equal to the United States tax on effectively connected taxable income which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject, which is currently 35 percent for individuals and 35 percent for corporations. A foreign partner's share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of (i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership's tax year for which the tax is paid. Future regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

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

     Reports. The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust -- 2005 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

  Louisiana

     Louisiana imposes an income tax on all income of resident individuals (but provides a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after January 1, 2003 the excess itemized deduction is repealed in its entirety. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

SEVERANCE TAXES

     The Royalties, and consequently the Unit holders, will bear their proportionate share of severance taxes on the production from the Properties. Except for a $0.03 per barrel conservation tax on oil which was suspended in 1990, there is no severance tax on production from properties in the federal offshore domain. Louisiana generally imposes a severance tax of 12.5 percent of the market value of oil. The gas tax is subject to an annual rate adjustment each July 1, but to not less than $0.07 per mcf. Florida generally imposes a severance or production tax of 8 percent of the actual value of oil production and a tax on gas. The gas tax rate is the gas base rate of $0.171 per mcf times the gas base rate adjustment. Beginning July 1, 1987, the gas base rate adjustment is determined by the FDR annually on July 1. Alabama generally imposes a privilege tax on gas production or severance at the rate of 8 percent and a conservation tax of 2 percent of the actual value of oil and gas production (the 2 percent rate is reduced to 1 percent for a period of five years for certain wells for which the initial permits were obtained between July 1, 1996 and July 1, 2003).

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

ITEM 1A.  RISK FACTORS

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

DAMAGE FROM HURRICANES KATRINA, RITA AND DENNIS AND TROPICAL STORM CINDY WILL HAVE A MATERIAL ADVERSE EFFECT ON DISTRIBUTIONS FROM THE TRUST FOR THE FORSEEABLE FUTURE.

     The damage caused by Hurricanes Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest, is expected to have a material adverse effect on distributions from the Trust for the forseeable future. While the information available remains preliminary and subject to change, the damage has interrupted production, damaged production facilities, increased expenses, increased abandonment costs, and resulted in the decision by the Working Interest Owner to begin escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties, as well as the decision by the Trustee to escrow all of the amounts otherwise distributable to Unitholders in November 2005 and January -- March 2006. Additional information regarding the damage to these properties are included under Management's Discussion and Analysis.

PENDING LITIGATION AGAINST THE WORKING INTEREST OWNER COULD ADVERSELY IMPACT CASH DISTRIBUTIONS

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

OPERATING RISKS FOR THE WORKING INTEREST OWNER'S INTERESTS IN THE PROPERTIES CAN ADVERSELY AFFECT TRUST DISTRIBUTIONS.

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

THE OPERATORS OF THE PROPERTIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL
REGULATION.

     Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations.

NONE OF THE TRUSTEE, THE TRUST NOR THE UNIT HOLDERS CONTROL THE OPERATION OR DEVELOPMENT OF THE PROPERTIES OR HAVE ANY INFLUENCE OVER OPERATION OR DEVELOPMENT.

     Neither the Trustee nor the Unit holders can influence or control the operation or future development of the underlying properties. The properties are operated by independent third parties. The Working Interest Owner does not operate any of the properties. Neither the Trustee nor the Unit holders have any right to replace an operator. The Working Interest Owner handles receipt and payment of funds relating to the Properties and payments to the Trust for the Overriding Royalties.

THE OWNER OF ANY PROPERTIES MAY ABANDON ANY PROPERTY, TERMINATING THE RELATED OVERRIDING ROYALTIES.

     The operators of the properties may abandon any well or property if they reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Overriding Royalties relating to the abandoned well or property.

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

TRUST ASSETS ARE DEPLETING ASSETS AND, IF THE OPERATORS OF THE PROPERTIES DO NOT PERFORM ADDITIONAL DEVELOPMENT PROJECTS, THE ASSETS MAY DEPLETE FASTER THAN EXPECTED.

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

UNIT HOLDERS HAVE LIMITED VOTING RIGHTS.

     Voting rights as a Unit holder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unit holders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate Trustee in accordance with the Trust Agreement and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

UNIT HOLDERS HAVE LIMITED ABILITY TO ENFORCE THE TRUST'S RIGHTS AGAINST THE CURRENT OR FUTURE OWNERS OF THE PROPERTIES.

     The Trust Agreement and related trust law permit the Trustee and the Trust to sue the Working Interest Owner to compel it to fulfill the terms of the Conveyances of the Overriding Royalties. If the Trustee does not take appropriate action to enforce provisions of the Conveyances, the recourse of a Unit holder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit holders probably would not be able to sue the Working Interest Owner directly.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     There were no unresolved Securities and Exchange Commission comments as of March 15, 2006.

ITEM 2.  PROPERTIES

     Reference is made to "Item 1. Business" for the information required by this item.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED UNIT HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2005 and 2004.

     Since the cash distributions to Unit holders result from royalty and overriding royalty interests, the timing, duration and amount of future cash distributions will be dependent on the many and varied factors discussed throughout Part I hereto, which factors are beyond the control of the Trustee. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2005 and 2004 (applicable to production for October 2004 through September 2005 and October 2003 through September 2004) are also included in the table below.

                                            2005 QUARTER ENDED                        2004 QUARTER ENDED
                                  ---------------------------------------   ---------------------------------------
                                  MARCH 31   JUNE 30   SEPT. 30   DEC. 31   MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                  --------   -------   --------   -------   --------   -------   --------   -------
Units of Beneficial Interest:
  High sales price..............  $  8.29    $  7.75   $  6.52    $  4.75   $  6.70    $  6.55   $  6.30    $  7.00
  Low sales price...............     6.04       4.91      4.30       1.90      4.32       4.50      4.74       5.55
Distributions per Unit..........  $0.0789    $0.1056   $0.0835    $0.0481   $0.1678    $0.1580   $0.1155    $0.0946

     The total number of Unit holders of record as of March 1, 2006 was 4,107.

ITEM 6.  SELECTED FINANCIAL DATA

     Reference is made to "Item 1. Business -- Estimates of Petroleum Engineers" of this Annual Report on Form 10-K.

     The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

     The following table presents in summary form selected financial information regarding the Trust.

                                                     YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------
                                    2005         2004          2003         2002         2001
                                 ----------   -----------   ----------   ----------   -----------
Revenues.......................  $7,354,827   $10,857,596   $8,496,041   $2,616,241   $12,389,988
Cash earnings..................   6,586,512    10,178,621    7,869,942    2,055,121    11,860,132
Cash distributions to Unit
  holders......................   6,002,945    10,177,500    7,882,218    2,076,828    11,867,057
Cash distributions per Unit....  $   0.3161   $    0.5359   $   0.4150   $   0.1094   $    0.6249
Trust Corpus...................  $2,393,340   $ 1,827,273   $1,909,252   $2,046,528   $ 2,148,235

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2005 is not indicative of the fair market value of the interests held by the Trust.

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owner or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust net revenues for the year ended December 31, 2005 were $6.6 million.

     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. Future distributions to the Trust will be reduced significantly for a period of time as a result of damages from these storms to production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, in November 2005, the Trustee reserved approximately $576,000 that would otherwise be distributed to the unitholders for the payment of the Trust's likely expenses in the foreseeable future. Also, The Trustee decided to reserve all amounts otherwise distributable to the unitholders in January-March 2006. The Trustee intends to hold these funds for use in the payment of Trust expenses until it becomes reasonably clear that they are no longer necessary.

     Following is a description of the damage caused by Hurricanes Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on preliminary assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties, as well as information relating to the damage to the gas plant at Jay Field. All of the information in this Annual Report on Form 10-K relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was then provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties.

OFFSHORE LOUISIANA

     The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, and had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator estimates the East Cameron 195 abandonment costs at $27,323,000 (resulting in estimated costs attributable to the Trust's interest of $9,108,000); however, the Working Interest Owner has cautioned the Trust that this estimate is for diving costs and the costs to plug and abandon the ten wells, and does not include platform abandonment costs. Consequently, the total abandonment costs for East Cameron 195 may exceed these estimated costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. As discussed below, the Working Interest Owner has informed the Trust that it intends to begin escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution.

     The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust's interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the first half of 2006.

     Eugene Island 261, which is included in the Offshore Louisiana property and which is operated by Houston Exploration, was also damaged by Hurricane Rita. The operator estimates the repair costs at $220,000 (resulting in estimated costs attributable to the Trust's interest of $44,000). The Eugene Island 261 property returned to full production during November 2005.

     The platform for South Marsh Island 76, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. The operator, Forest Oil Corporation, has not yet provided repair cost or time estimates to the Working Interest Owner, other than an estimate of diving costs attributable to the Trust's interest of $11,000. The Working Interest Owner has cautioned the Trust that it is possible that the operator may determine to plug and abandon the property rather than repair the platform and facilities. The Working Interest Owner has not yet received any information about the estimated costs of either repairs or abandonment of the facilities at South Marsh Island 76.

     The abandonment and repair costs estimated as described above are expected to have a material adverse effect on royalties payable to the Trust from the Offshore Louisiana properties, and could eliminate royalties from the Offshore Louisiana properties to the Trust for an extended period of time. As discussed below, the

Working Interest Owner has informed the Trust that it intends to begin escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April, 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders are expected to be eliminated completely for an extended period of time.

  South Pass 89

     Both the B platform and the C platform at South Pass 89, which is operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator estimates the repair costs at $6 million with respect to the B platform (resulting in estimated costs attributable to the Trust's interest of $1.5 million with respect to the B platform) and $5.5 million with respect to the C platform (resulting in estimated costs attributable to the Trust's interest of $606,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the first half of 2006. As discussed below, the Working Interest Owner has informed the Trust that it intends to begin escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April, 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders are expected to be eliminated completely for an extended period of time.

  Jay Field

     The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. However, the non-storm problem affecting a trunk line and approximately 25% of production from Jay Field has not yet been repaired. The operator, ExxonMobil, has informed the working interest owner that it has commenced repair operations with an estimated completion in the second quarter of 2006.

     As a result of the aforementioned damages to production facilities for properties in which the Trust has an interest, revenues for 2006 may fall below the Termination Threshold. If Royalty income falls below the Termination Threshold for two successive years, the Trust would terminate. However, whether the Trust's 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold. There are numerous uncertainties inherent in forecasting projected net revenues for 2006 as certain of the Trust's properties are near the end of their productive lives. See "Estimates of Petroleum Engineers" on page 20 of this document.

     The Trust's net revenues for the year ended December 31, 2005 were approximately $6.6 million. Unless sooner terminated, the Trust will continue until such time as its net revenues (cash earnings) for each of two successive years are less than $5 million per year. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described above, changes in prices and other factors could have a material effect on the timing of termination of the Trust. The Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units and Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

RESULTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2005          2004          2003
                                                        -----------   -----------   -----------
Royalty Revenues......................................  $ 7,354,827   $10,857,596   $ 8,496,041
Trust administrative expenses.........................     (768,315)     (678,975)     (626,099)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $ 6,586,512   $10,178,621   $ 7,869,942
Changes in undistributed cash.........................     (583,567)       (1,121)       12,276
                                                        -----------   -----------   -----------
Cash distributions....................................  $ 6,002,945   $10,177,500   $ 7,882,218
                                                        ===========   ===========   ===========
Cash distributions per unit...........................  $    0.3161   $    0.5359   $    0.4150
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2005, 2004 and 2003 are attributable to the Working Interest Owner's operations during the twelve-month periods ended September 30, 2005, 2004 and 2003, respectively.

     Administrative expenses incurred by the Trust increased approximately $89,000 or 13 percent for the year ended December 31, 2005 as compared to the year ended December 31, 2004. The increase in 2005 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust.

     Distributions to Unit holders for 2005, 2004 and 2003 amounted to $6,002,945 ($0.3161 per Unit), $10,177,500 ($0.5359 per Unit) and $7,882,218
($0.4150 per Unit), respectively. During these years, the Trust received cash of $7,354,827, $10,857,596 and $8,496,041, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The following unaudited schedule provides a summary of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Net Proceeds:
  Revenues.........................................  $ 35,882,309   $ 33,137,067   $ 32,327,961
  Production costs and expenses....................   (18,101,873)   (14,849,569)   (11,978,115)
  Capital expenditures.............................    (8,367,167)    (7,903,159)    (5,996,495)
                                                     ------------   ------------   ------------
     Net Proceeds..................................  $  9,413,269   $ 10,384,339   $ 14,353,351
                                                     ============   ============   ============
Royalties paid to the Trust:
  Overriding Royalties.............................  $  6,996,298   $ 10,128,734   $  8,385,331
  Fee Lands Royalties..............................       358,529        728,862        110,710
                                                     ------------   ------------   ------------
     Royalties paid to the Trust...................  $  7,354,827   $ 10,857,596   $  8,496,041
                                                     ============   ============   ============

     Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $2.7 million or 8 percent during the 2005 operating period compared to the same operating period in 2004. The increase in revenues is primarily a result of an increase in natural gas, natural gas liquid and crude oil prices in 2005 as compared to 2004. The increase in revenues due to higher prices was partially offset by a decline in produced volumes primarily related to operational problems resulting from hurricanes and tropical storms at the Jay Field and natural production decline of the Offshore Louisiana property, South Marsh Island in 2005. Revenues increased approximately $0.8 million in 2004 as compared to the same period in 2003 primarily due to higher natural gas and crude oil prices.

     Average natural gas prices received in 2005 increased to $7.31 per thousand cubic feet ("mcf") from $5.66 per mcf in 2004. Average crude oil prices increased to $50.60 per barrel in 2005 from $35.28 per barrel in 2004 while natural gas liquids prices increased to $35.39 per barrel in 2005 from $29.69 in 2004. Average natural gas prices increased in 2004 to $5.66 per mcf from $5.43 per mcf in 2003. Average crude oil prices increased to $35.28 per barrel in 2004 from $29.50 per barrel in 2003 and natural gas liquids prices increased to $29.69 per barrel in 2004 from $23.14 in 2003.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $3.3 million or 22 percent during the 2005 operating period compared to the same operating period in 2004. The increase in production costs and expenses the 2005 operating period was primarily due to an increase in non-operated labor costs and increase in workover and repair expenses at the Jay Field. Production costs and expenses increased approximately $2.9 million or 24 percent during the 2004 operating period compared to the same period in 2003. The increase in 2004 was primarily due to higher workover expenses at the Jay Field property to comply with the state of Florida's regulatory requirements.

     Capital expenditures increased approximately $0.5 million or 6 percent in the 2005 operating period as compared to 2004. The increase in capital expenditures in 2005 was primarily due to an increase in developmental drilling costs at Jay Field, resulting in three new wells being drilled. Capital expenditures increased approximately $1.9 million or 32 percent in the 2004 operating period compared to 2003. The increase in 2004 capital expenditures was primarily due to higher capital workovers related to a comprehensive workover program at the Jay Field property to comply with the state of Florida's regulatory requirements.

     The Trust's Fee Lands Royalties decreased approximately $370,000 or 51 percent in the 2005 operating period compared to the same period in 2004. The Fee Lands Royalties for 2004 included a one-time, lump-sum payment of approximately $357,000 for royalties related to the Bayou Sauvier Field. This payment represents earnings from a royalty interest in Bayou Sauvier for approximately 18 months of production. The amount of Fee Lands leased as of December 31, 2005 was approximately 1,015 acres compared to 4,400 acres leased at December 31, 2004.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                           2005          2004          2003
                                                        -----------   -----------   -----------
Royalty revenues......................................  $ 7,354,827   $10,857,596   $ 8,496,041
Trust administrative expenses.........................     (768,315)     (678,975)     (626,099)
                                                        -----------   -----------   -----------
Cash earnings.........................................  $ 6,586,512   $10,178,621   $ 7,869,942
Changes in undistributed cash.........................     (583,567)       (1,121)       12,276
                                                        -----------   -----------   -----------
Cash distributions....................................  $ 6,002,945   $10,177,500   $ 7,882,218
                                                        ===========   ===========   ===========
Cash distributions per unit...........................  $    0.3161   $    0.5359   $    0.4150
                                                        ===========   ===========   ===========
Units outstanding.....................................   18,991,304    18,991,304    18,991,304
                                                        ===========   ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                           DECEMBER 31, 2005 AND 2004

                                                                  2005           2004
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $    584,940   $      1,373
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,473,600)   (74,456,100)
                                                              ------------   ------------
  Total assets..............................................  $  2,393,340   $  1,827,273
                                                              ============   ============


                LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,393,340   $  1,827,273
                                                              ------------   ------------
Contingencies (notes 4, 5 and 6)
  Total liabilities and Trust corpus........................  $  2,393,340   $  1,827,273
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS

                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                          2005           2004          2003
                                                       -----------   ------------   -----------
Trust corpus, beginning of period (note 3)...........  $ 1,827,273   $  1,909,252   $ 2,046,528
Cash earnings........................................    6,586,512     10,178,621     7,869,942
Cash distributions...................................   (6,002,945)   (10,177,500)   (7,882,218)
Amortization of royalty interests (note 3)...........      (17,500)       (83,100)     (125,000)
                                                       -----------   ------------   -----------
Trust corpus, end of period..........................  $ 2,393,340   $  1,827,273   $ 1,909,252
                                                       ===========   ============   ===========

                See accompanying notes to financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2005, 2004 AND 2003

(1)  FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has had no significant effects on the Trust. On December 12, 2005, Burlington Resources announced the execution of a definitive agreement to be acquired by Conoco Phillips. The acquisition, which is subject to approval by the stockholders of Burlington Resources, is not expected to have any significant effects on the Trust.

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million (the "Termination Threshold") for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owner or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The Trust's net revenues for the year ended December 31, 2005 were $6.6 million.

     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. Certain of the Offshore Louisiana properties sustained substantial damage with repair costs to the Trust's interest estimated to be $0.2 million and an increase in abandonment costs estimated to be $9.1 million to the Trust's interest. The South Pass 89 properties also sustained substantial damage with repair costs to the Trust's interest estimated to be $2.1 million. As a result of the damage to these two properties, the Working Interest Owner has informed the Trust that it intends to begin escrowing all funds otherwise distributable from the Offshore Louisiana and South Pass 89 properties beginning in April 2006. The damage was repaired in October 2005; however, a non-storm problem affecting a trunk line has not yet been repaired. Although the Working Interest Owner cannot predict the outcome of the matters described herein with any degree of certainty, it appears highly likely that future distributions to the Trust, and from the Trust to unitholders, will be reduced significantly for a period of time, and, with particular regard to the Offshore Louisiana and South Pass 89 properties, distributions to the Trust from those properties are expected to be eliminated completely for an extended period of time.

                               LL&E ROYALTY TRUST

     As a result of the uncertainty of future proceeds from these properties, in November 2005, the Trustee reserved approximately $576,000 that would otherwise be distributed to the unitholders for the payment of the Trust's likely expenses in the foreseeable future. Also, The Trustee decided to reserve all amounts otherwise distributable to the unitholders in January-March 2006. The Trustee intends to release all or a portion of the reserved funds, to the extent they are no longer necessary, as soon as the effects of the storm damage on the production facilities and the resulting effects on revenues to the Trust from the affected properties become reasonably certain.

     As a result of the aforementioned damages to production facilities for properties in which the Trust has an interest, revenues for 2006 may fall below the Termination Threshold. However, whether the Trust's 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold. The Trust's net revenues for the year ended December 31, 2005, 2004, 2003 were $6.6 million, $10.2 million, and $7.9 million, respectively.

     The Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units or at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

                               LL&E ROYALTY TRUST

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2005, the Fee Lands consisted of approximately 22,420 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2005 is not indicative of the fair market value of the interests held by the Trust.

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

(4)  FEDERAL INCOME TAX MATTERS

     In May and June 1983, the Company applied to the Internal Revenue Service
(IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust will be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty will be considered an economic interest in oil and gas in place, and each Overriding Royalty will constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code (Code), (f) the steps taken to create the Trust and the Partnership and to distribute the Units would be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its

                               LL&E ROYALTY TRUST
stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

(5)  DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures (the "Special Costs"). As of September 30, 2005, the total future dismantlement costs to the Working Interest Owner are estimated to be $15,100,000 for the Jay Field, $2,000,000 for the South Pass 89, and $3,100,000 for the Offshore Louisiana properties. In January 2006, the Working Interest Owner notified the Trustee that they have received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. The Trust's interests in these properties are equivalent to 50% of the Net Proceeds from Jay Field and South Pass 89 properties and 90% of the Net Proceeds from the Offshore Louisiana property.

     The cumulative escrow balance as of December 31, 2005 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At December 31, 2005, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time. At present, the Working Interest Owner is not escrowing additional proceeds; however in March 2006, the Working Interest Owner notified the Trustee that it appears highly likely that the working

                               LL&E ROYALTY TRUST
interest owner will begin escrowing all amounts that would otherwise be distributed relating to the South Pass 89 and Offshore Louisiana properties for the foreseeable future. The working interest owner cautioned the Trustee that although the working interest owner has not yet made a determination to begin escrowing funds, based on the information available to the working interest owner at present, it appears highly likely that such a determination will be made in the near future.

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

(6)  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

     Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants ("Miller and Lents") as of September 30, 2005, 2004 and 2003. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust's interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust's interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2005, 2004 and 2003.

     Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust's interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust's interests and the changes in the present value of estimated future net revenues attributed to the Trust's interests from September 30, 2001 to September 30, 2003, 2004 and 2005 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. The Working Interest Owner has informed the Trustee that it has budgeted additional amounts based on the development of proved reserves and on other projects designed to find and develop reserves not included in the Miller and Lents reports. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See "Item 1. Business -- Estimates of Petroleum Engineers" for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

                               LL&E ROYALTY TRUST

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES FROM PROVED RESERVES

                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                2005       2004        2003
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
The Trust's proportionate share of future gross proceeds....  $225,089   $ 230,204   $ 89,360
Less the Trust's proportionate share of --
  Future operating costs....................................    (3,859)     (4,430)    (3,251)
  Future capital costs......................................   (10,638)    (12,083)    (8,748)
  Excess production costs...................................    (2,155)     (2,486)       (24)
                                                              --------   ---------   --------
Future royalty income.......................................   208,437     211,205     77,337
Discount at 10% per annum...................................   (94,069)   (115,843)   (38,526)
                                                              --------   ---------   --------
Standardized measure of future royalty income from proved
  oil and gas reserves......................................  $114,368   $  95,362   $ 38,811
                                                              ========   =========   ========

CHANGES IN IMPUTED PROVED RESERVES AND PRESENT VALUE OF ESTIMATED FUTURE NET REVENUES

                                                                  IMPUTED        PRESENT VALUE
                                                              PROVED RESERVES    OF FUTURE NET
                                                              ----------------     REVENUES
                                                              LIQUIDS    GAS      (THOUSANDS
                                                              (MBBL)    (MMCF)    OF DOLLARS)
                                                              -------   ------   -------------
Estimated at September 30, 2002.............................   2,850    5,570      $ 42,187
  Production................................................     (78)   (1,175)      (8,496)
  Revisions of estimates(1).................................    (271)     358           901
  Extensions, discoveries and other additions...............      --       --            --
  Accretion of discount.....................................     n/a      n/a         4,219
                                                              ------    ------     --------
Estimated at September 30, 2003.............................   2,501    4,753      $ 38,811
                                                              ======    ======     ========
  Production................................................     (88)   (1,287)    $(10,858)
  Revisions of estimates(1).................................   1,870    1,869        63,528
  Extensions, discoveries and other additions...............      --       --            --
  Accretion of discount.....................................     n/a      n/a         3,881
                                                              ------    ------     --------
Estimated at September 30, 2004.............................   4,283    5,335      $ 95,362
                                                              ======    ======     ========
  Production................................................     (56)    (602)     $ (7,355)
  Revisions of estimates(1).................................  (1,249)   1,530        16,825
  Extensions, discoveries and other additions...............      --       --            --
  Accretion of discount.....................................     n/a      n/a         9,536
                                                              ------    ------     --------
Estimated at September 30, 2005.............................   2,978    6,263      $114,368
                                                              ======    ======     ========

     The computation of the present value of future net revenues relating to proved reserves at September 30, 2005 was based on spot market prices in effect as of September 22, 2005 and September 30, 2005, of $15.00 per MMBtu for natural gas, of $65.00 per barrel for crude oil and of $49.56 per barrel for natural gas liquids at the Jay Field property. The September 22, 2005 price was used for natural gas since the Henry Hub gas price was not quoted as of September 30, 2005 on the New York Mercantile Exchange due to Force Majeure caused by Hurricane Rita.

                               LL&E ROYALTY TRUST

---------------

(1) Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves. The Trust noted that for the year ended 12/31/2005, base prices were $65.00 per barrel for oil, $15.00 per MMBtu for gas, and $49.56 per barrel for natural gas liquids. For the year ended 12/31/2005, base prices were $49.65 per barrel for oil, $6.235 per MMBtu for gas, and $37.95 per barrel for natural gas liquids.

(7)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                             SUMMARIZED QUARTERLY RESULTS
                                                                  THREE MONTHS ENDED
                                              -----------------------------------------------------------
                                               MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                              -----------   ----------   ---------------   --------------
2005:
Royalty revenues............................  $1,710,710    $2,253,155     $1,708,845        $1,682,117
Cash distributions..........................  $1,497,987    $2,005,536     $1,586,650        $  912,772
Cash distribution/unit......................  $   0.0789    $   0.1056     $   0.0835        $   0.0481
2004:
Royalty revenues............................  $3,337,496    $3,210,392     $2,359,118        $1,950,590
Cash distributions..........................  $3,186,018    $3,001,298     $2,193,374        $1,796,810
Cash distribution/unit......................  $   0.1678    $   0.1580     $   0.1154        $   0.0946

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JP MORGAN CHASE BANK, N.A., TRUSTEE
AND THE UNIT HOLDERS OF LL&E ROYALTY TRUST:

     We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2005 and 2004, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2005 and 2004, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2005, in conformity with the basis of accounting described in Note 3.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LL&E Royalty Trust's internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on the Trustee's assessment of, and the effective operation of, internal control over financial reporting.

                                            KPMG LLP

Houston, Texas
March 15, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JP Morgan Chase Bank, N.A., Trustee
and the Unit Holders of LL&E Royalty Trust:

     We have audited the Trustee's assessment, included in the accompanying report, the Trustee's Report on Internal Control over Financial Reporting, that LL&E Royalty Trust (the "Trust") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

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

     In our opinion, the Trustee's assessment that LL&E Royalty Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LL&E Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in "Internal Control -- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2005 and 2004, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2005 and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

                                          KPMG, LLP

Houston, Texas
March 15, 2006

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

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trustee's disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective.

     Due to the contractual arrangements pursuant to which the Trust was created and the terms of the related Conveyances regarding information furnished by the Working Interest Owner, the Trustee relies on (i) information provided by the Working Interest Owner, including all information relating to the productive properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other conditions relating to the productive properties, liabilities and potential liabilities potentially affecting the revenues to the Trust's interest, the effects of regulatory changes and of the compliance of the operators of the productive properties with applicable laws, rules and regulations, the number of producing wells and acreage, and plans for future operating and capital expenditures, and (ii) conclusions of independent reserve engineers regarding reserves. The conclusions of the independent reserve engineers are based on information received from the Working Interest Owner.

     Changes in Internal Control over Financial Reporting. In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust's last fiscal quarter, no change in the Trust's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the Working Interest Owner.

     The Trustee does not intend to expand its responsibilities beyond those permitted or required by the Trust Agreement and those required by applicable law.

     Trustee's Report on Internal Control over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust's internal control over financial reporting based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee's evaluation under the framework in "Internal Control-Integrated Framework," the Trustee concluded that the Trust's internal control over financial reporting was effective as of December 31, 2005. The Trustee's assessment of the effectiveness of the Trust's internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

     (A) UNIT OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Based on filings with the Securities and Exchange Commission, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 1, 2006 except that Adam Usdan and Trellus Management Company, LLC, 712 Main Street, Houston, Texas 77002, have filed a Schedule 13G with the Securities and Exchange Commission reporting beneficial ownership of 1,119,000 Units (5.89%) as of December 31, 2005.

     (B) UNIT OWNERSHIP OF MANAGEMENT

     The Working Interest Owner owns no Units. JPMorgan Chase Bank, N.A. as Trustee of the Trust, owns no Units. JPMorgan Chase Bank, N.A. in its individual capacity (the "Bank") also owns no Units. As of March 1, 2006, the Trust Department of the Bank held no Units in fiduciary accounts.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2005 and 2004 and fees billed for other services rendered by KPMG LLP.

                                                                2005       2004
                                                              --------   --------
Audit fees(1)...............................................  $205,000   $181,000
Audit related fees..........................................        --         --
Tax fees(2).................................................   100,000    100,000
All other fees..............................................        --         --
                                                              --------   --------
  Total fees................................................  $305,000   $281,000

---------------

(1) Audit fees consist of fees for the audit of the LL&E Trust financial statements, internal control over financial reporting (in 2005) and reimbursement for travel related expenses.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) FINANCIAL STATEMENTS

          The following financial statements of the Trust are included in Part II, Item 8:

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
        Statements of Cash Earnings and Distributions -- Years Ended
          December 31, 2005, 2004 and 2003..........................    51

        Statements of Assets, Liabilities and Trust
          Corpus -- December 31, 2005 and 2004......................    51

        Statements of Changes in Trust Corpus -- Years Ended
          December 31, 2005, 2004 and 2003..........................    51

        Notes to Financial Statements...............................    52

        Report of Independent Registered Public Accounting Firm.....    59

        Report of Independent Registered Public Accounting Firm.....    60

     (b) EXHIBITS

             4*            --  Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
            28.1*          --  Agreement of General Partnership of LL&E Royalty
                               Partnership.
            28.2*          --  Form of Conveyance of Overriding Royalty Interests for Fort
                               Worth Basin Property.
            28.3*          --  Form of Conveyance of Overriding Royalty Interests for Jay
                               Field (Alabama) Property.
            28.4*          --  Form of Conveyance of Overriding Royalty Interests for Jay
                               Field (Florida) Property.

            28.5*          --  Form of Conveyance of Overriding Royalty Interests for
                               Offshore Louisiana Property.
            28.6*          --  Form of Conveyance of Overriding Royalty Interests for South
                               Pass 89 Property.
            28.7*          --  Form of Royalty Deed.
            31             --  Certification pursuant to Section 302 of the Sarbanes-Oxley
                               Act of 2003
            32             --  Certification pursuant to Section 906 of the Sarbanes-Oxley
                               Act of 2003

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

                                          LL&E ROYALTY TRUST
                                             (Registrant)

                                          By:  JPMORGAN CHASE BANK, N.A.,
                                               Trustee

Date:  March 15, 2006
                                               By:    /s/ MIKE ULRICH
                                               ---------------------------------
                                                          Mike Ulrich
                                               Vice President and Trust Officer

Note: Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

                               INDEX TO EXHIBITS

           4*            -- Trust Agreement for LL&E Royalty Trust, dated as of June
                            1, 1983, between the Company and First City National Bank
                            of Houston, as Trustee.
           28.1*         -- Agreement of General Partnership of LL&E Royalty
                            Partnership.
           28.2*         -- Form of Conveyance of Overriding Royalty Interests for
                            Fort Worth Basin Property.
           28.3*         -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Alabama) Property.
           28.4*         -- Form of Conveyance of Overriding Royalty Interests for
                            Jay Field (Florida) Property.
           28.5*         -- Form of Conveyance of Overriding Royalty Interests for
                            Offshore Louisiana Property.
           28.6*         -- Form of Conveyance of Overriding Royalty Interests for
                            South Pass 89 Property
           28.7*         -- Form of Royalty Deed.
           31            -- Certification pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2003.
           32            -- Certification pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2003.

---------------

* Incorporated by reference to Exhibits of like designation to Registrant's Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).