Form 10-Q
period 2006-03-31
LL&E ROYALTY TRUST
filed 2006-05-10
CIK 721765

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

For the quarterly period ended March 31, 2006.

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

       Large Accelerated Filer  __    Accelerated Filer    X     Non-Accelerated
Filer  __

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes  __ . No    X   .

     At May 10, 2006, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
Part I. Financial Information...............................    2
  Item 1. Financial Statements:.............................    2
     Presentation of Financial Information..................    2
     Statements of Cash Earnings and Distributions..........    3
     Statements of Assets, Liabilities and Trust Corpus.....    3
     Statements of Changes in Trust Corpus..................    3
     Notes to Financial Statements..........................    4
  Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   12
  Item 3. Quantitative and Qualitative Disclosures about
     Market Risk............................................   20
  Item 4. Controls and Procedures...........................   20
Part II. Other Information..................................   22
  Item 1A. Risk Factors.....................................   22
  Item 6. Exhibits..........................................   22
Signature...................................................   23

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

                               LL&E ROYALTY TRUST

                     PRESENTATION OF FINANCIAL INFORMATION

     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K as of and for the three years ended December 31, 2005, as amended. The cash earnings and distributions for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year 2006.

                               LL&E ROYALTY TRUST

                 STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2006          2005
                                                              -----------   -----------
Royalty revenues............................................  $   432,197   $ 1,710,710
Trust administrative expenses...............................     (277,715)     (212,154)
                                                              -----------   -----------
Cash earnings...............................................      154,482     1,498,556
Changes in undistributed cash...............................     (154,482)         (569)
                                                              -----------   -----------
Cash distributions..........................................  $        --   $ 1,497,987
                                                              ===========   ===========
Cash distributions per Unit.................................  $    0.0000   $    0.0789
                                                              ===========   ===========
Units outstanding...........................................   18,991,304    18,991,304
                                                              ===========   ===========

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                  2006           2005
                                                              ------------   ------------
                           ASSETS
Cash........................................................  $    739,422   $    584,940
Net overriding royalty interests in productive oil and gas
  properties and 3% royalty interests in fee lands (notes 2,
  3 and 5)..................................................    76,282,000     76,282,000
Less accumulated amortization (note 3)......................   (74,473,900)   (74,473,600)
                                                              ------------   ------------
          Total assets......................................  $  2,547,522   $  2,393,340
                                                              ============   ============

                LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest
  authorized, issued and outstanding).......................  $  2,547,522   $  2,393,340
Contingencies (note 6)......................................            --             --
                                                              ------------   ------------
          Total liabilities and Trust Corpus................  $  2,547,522   $  2,393,340
                                                              ============   ============

                     STATEMENTS OF CHANGES IN TRUST CORPUS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2006         2005
                                                              ----------   -----------
Trust Corpus, beginning of period (note 3)..................  $2,393,340   $ 1,827,273
Cash earnings...............................................     154,482     1,498,556
Cash distributions..........................................          --    (1,497,987)
Amortization of royalty interest (note 3)...................        (300)       (4,000)
                                                              ----------   -----------
Trust Corpus, end of period.................................  $2,547,522   $ 1,823,842
                                                              ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                               LL&E ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006

(1) FORMATION OF THE TRUST

     On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the "Trust") and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. ("BR"). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. "New BR". Consequently, "New BR" and the Company are wholly owned subsidiaries of ConocoPhillips. The merger has had no significant effects on the Trust.

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

     On April 8, 2006, JP Morgan Chase Bank, N.A. and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase's corporate trust business. The transaction has been approved by both companies' boards of directors. Subject to regulatory approvals, the transaction is expected to close in the late third quarter or fourth quarter of 2006. The transaction is not expected to have any material effect on the Trust.

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years ("the Termination Threshold"). Net revenues are calculated as royalty

                               LL&E ROYALTY TRUST
revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described below, changes in prices and other factors could have a material effect on the timing of termination of the Trust. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006, year one of the Termination Threshold may be triggered. As of March 31, 2005, the Trust had excess production costs of approximately $2.6 million and $0.1 million at Jay Field and South Pass 89, respectively, that will be deducted from Jay Field's and South Pass 89's future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through March 31, 2006 were $0.2 million. Through May 2006, the Trust has calculated net revenues of approximately $0.9 million. Whether the Trust's 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold.

     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties the Trustee as of March 31, 2006 has reserved approximately $0.7 million that otherwise would have been distributed to the unitholders for the payment of the Trust's likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

     Following is a description of the damage caused by Hurricanes Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on preliminary assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the

                               LL&E ROYALTY TRUST
properties in which the Trust has an interest, and was then provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties.

  OFFSHORE LOUISIANA

     The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, and had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator estimates the East Cameron 195 abandonment costs at $27,323,000 (resulting in estimated costs attributable to the Trust's interest of $9,108,000); however, the Working Interest Owner has cautioned the Trust that this estimate is for diving costs and the costs to plug and abandon the ten wells, and does not include platform abandonment costs. Consequently, the total abandonment costs for East Cameron 195 may exceed these estimated costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution.

     The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust's interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the second half of 2006.

     Eugene Island 261, which is included in the Offshore Louisiana property and which is operated by Houston Exploration, was also damaged by Hurricane Rita. The operator estimates the repair costs at $220,000 (resulting in estimated costs attributable to the Trust's interest of $44,000). The Eugene Island 261 property returned to full production during November 2005.

     The platform for South Marsh Island 76, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. The operator, Mariner, has not yet provided complete repair costs or time estimates to the Working Interest Owner, other than an estimate of costs related to inspections, diving and removal of the deck from the sea floor attributable to the Trust's interest of $900,820. The Working Interest Owner has cautioned the Trust that it is possible that the operator may determine to plug and abandon the property rather than repair the platform and facilities. The Working Interest Owner has not yet received any information about the estimated costs of either repairs or abandonment of the facilities at South Marsh Island 76.

                               LL&E ROYALTY TRUST

     The abandonment and repair costs estimated as described above are expected to have a material adverse effect on royalties payable to the Trust from the Offshore Louisiana properties, and could eliminate royalties from the Offshore Louisiana properties to the Trust for an extended period of time. As discussed below, the Working Interest Owner began escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders relating to Offshore Louisiana are expected to be eliminated completely for an extended period of time.

  SOUTH PASS 89

     Both the B platform and the C platform at South Pass 89, which is operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator's updated estimates the repair costs are $6.5 million with respect to the B platform (resulting in estimated costs attributable to the Trust's interest of $1.6 million with respect to the B platform) and $5.8 million with respect to the C platform (resulting in estimated costs attributable to the Trust's interest of $640,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the second quarter of 2006. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders from South Pass 89 are expected to be eliminated completely for an extended period of time.

  JAY FIELD

     The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator, ExxonMobil, has informed the working interest owner that in addition, the previously disclosed non-storm problem affecting a trunk line and approximately 25% of production from Jay Field was repaired April 13, 2006.

     In addition to the Trust terminating as a result of net revenues to the Trust of less than $5 million for two successive years, the Trust may also be terminated at any time by a vote of Unitholders owning a majority of the Units, or the Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2006, the Fee Lands consisted of approximately 22,357 gross acres.

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

          (d) The initial carrying value of the Trust's royalty interests in oil and gas properties represents the Company's cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2006, is not necessarily indicative of the fair market value of the interests held by the Trust.

     The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K as of and for the three-years ended December 31, 2005. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.

(4) FEDERAL INCOME TAX MATTERS

     In May and June 1983, the Company applied to the Internal Revenue Service
(IRS) for certain rulings, including the following: (a) the Trust will be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a "grantor" trust as to the Unit holders and not as a "simple" or "complex" trust (a "non-grantor" trust), (c) the Partnership will be classified as a partnership and not as an association taxable as a corporation, (d) the Company will not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each Overriding Royalty would constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units will be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests

                               LL&E ROYALTY TRUST
therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust will be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

(5) DISMANTLEMENT COSTS

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2005, as amended, the total future dismantlement costs to the Working Interest Owner are estimated to be $15,100,000 for the Jay Field property, $2,000,000 for the South Pass 89 property, and $3,100,000 for the Offshore Louisiana property. In January 2006, the Working Interest Owner notified the Trustee that they have received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

                               LL&E ROYALTY TRUST

     Beginning with the April 2006 distribution, the Working Interest Owner has elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita.

     The cumulative escrow balance as of March 31, 2006 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2006, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

STATUS OF THE TRUST

     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years. Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owner or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust's pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described below, changes in prices and other factors could have a material effect on the timing of termination of the Trust. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006, year one of the Termination Threshold may be triggered. As of March 31, 2005, the Trust had excess production costs of approximately $2.6 million and $0.1 million at Jay Field and South Pass 89, respectively, that will be deducted from Jay Field's and South Pass 89's future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through March 31, 2006 were $0.2 million. Through May 2006, the Trust has calculated net revenues of approximately $0.9 million. Whether the Trust's 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold.

     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties the Trustee as of March 31, 2006 has reserved approximately $0.7 million that otherwise would have been distributed to the unitholders for the payment of the Trust's likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of Trust expenses until it becomes reasonably clear that they are no longer necessary.

     Following is a description of the damage caused by Hurricanes Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on preliminary assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was then provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties.

  OFFSHORE LOUISIANA

     The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, and had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator estimates the East Cameron 195 abandonment costs at $27,323,000 (resulting in estimated costs attributable to the Trust's interest of $9,108,000); however, the Working Interest Owner has cautioned the Trust that this estimate is for diving costs and the costs to plug and abandon the ten wells, and does not include platform abandonment costs. Consequently, the total abandonment costs for East Cameron 195 may exceed these estimated costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution.

     The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust's interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the second half of 2006.

     Eugene Island 261, which is included in the Offshore Louisiana property and which is operated by Houston Exploration, was also damaged by Hurricane Rita. The operator estimates the repair costs at $220,000 (resulting in estimated costs attributable to the Trust's interest of $44,000). The Eugene Island 261 property returned to full production during November 2005.

     The platform for South Marsh Island 76, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. The operator, Mariner, has not yet provided complete repair costs or time estimates to the Working Interest Owner, other than an estimate of costs related to inspections, diving and removal of the deck from the sea floor attributable to the Trust's interest of $900,820. The Working Interest Owner has cautioned the Trust that it is possible that the operator may determine to plug and abandon the property rather than repair the platform and facilities. The Working Interest Owner has not yet received any information about the estimated costs of either repairs or abandonment of the facilities at South Marsh Island 76.

     The abandonment and repair costs estimated as described above are expected to have a material adverse effect on royalties payable to the Trust from the Offshore Louisiana properties, and could eliminate royalties from the Offshore Louisiana properties to the Trust for an extended period of time. As discussed below, the Working Interest Owner began escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April, 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders relating to offshore Louisiana are expected to be eliminated completely for an extended period of time.

  SOUTH PASS 89

     Both the B platform and the C platform at South Pass 89, which is operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator's updated estimates the repair costs at $6.5 million with respect to the B platform (resulting in estimated costs attributable to the Trust's interest of $1.6 million with respect to the B platform) and $5.8 million with respect to the C platform (resulting in estimated costs attributable to the Trust's interest of $640,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the second quarter of 2006. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders from South Pass 89 are expected to be eliminated completely for an extended period of time.

  JAY FIELD

     The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator, ExxonMobil, has informed the working interest owner that in addition, the previously disclosed non-storm problem affecting a trunk line and approximately 25% of production from Jay Field was repaired April 13, 2006.

     The Trustee has participated in discussions with the Working Interest Owner regarding the insurance policies carried by the Working Interest Owner in effect at the dates of the various storms affecting the properties in which the Trust has an interest. The Working Interest Owner and its outside insurance counsel have advised the Trustee that they are in the process of analyzing the scope and applicability of the policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and are in the process of discussing these matters with the carriers. The Trustee has requested additional information about the policies, potential coverage to damages affecting the Trust, the likely timing of the resolution of issues relating to the possible insurance coverage and the various types of damages caused by the storms, and other information regarding the possibility of recovery under any insurance policy that, directly or indirectly, may be for the benefit of the Trust. The Working Interest Owner has undertaken to provide all such information as it becomes available, but has advised the Trustee that it remains in discussions with its insurance carriers, and does not yet have reliable information about the scope and applicability of the policies to the properties in which the Trust has an interest or the effects, if any, on the Trust.

     In addition to the Trust terminating as a result of net revenues to the Trust of less than $5 million for two successive years, the Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units, or the Trust may also be terminated at the expiration of twenty-one years after the death of the last to die of all of the descendants living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust's Annual Report on Form 10-K as of and for the three years ended December 31, 2005, as amended, the total future dismantlement costs to the Working Interest Owner are estimated to be $15,100,000 for the Jay Field property, $2,000,000 for the South Pass 89 property, and $3,100,000 for the Offshore Louisiana property. The Trust's interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

     The cumulative escrow balance as of March 31, 2006 was $4,543,402 for the Jay Field property and $2,600,000 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At March 31, 2006, the cumulative escrow balance for the Offshore Louisiana property was $3,000,000, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The escrowed amounts for the South Pass 89 and Offshore Louisiana properties are expected to decrease in the future as funds are released to cover substantial increases in estimated capital expenditures and dismantlement costs, respectively, for those properties due to damage caused by Hurricanes Katrina and Rita.

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

RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -----------------------------
                                                               2006            2005
                                                           -------------   -------------
Royalty revenues.........................................   $   432,197     $ 1,710,710
Trust administrative expenses............................      (277,715)       (212,154)
                                                            -----------     -----------
Cash earnings............................................   $   154,482     $ 1,498,556
Changes in undistributed cash............................      (154,482)           (569)
                                                            -----------     -----------
Cash distributions.......................................   $        --     $ 1,497,987
                                                            ===========     ===========
Cash distributions per unit..............................   $    0.0000     $    0.0789
                                                            ===========     ===========
Units outstanding........................................    18,991,304      18,991,304
                                                            ===========     ===========

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust's interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2006 and 2005 (the 2006 and 2005 "First Quarters", respectively) are attributable to the Working Interest Owner's operations during the periods October through December of 2005 (the "Current Operating Period") and October through December of 2004 (the "Prior Year's Operating Period"), respectively. Revenues for November 2005 were not submitted to the Trust until April 2006. As Royalties are recorded on a cash basis, November Royalty revenues of $152,103 are not included in the Current Operating Period.

     There was no distribution to the Unit holders for the three months ended March 31, 2006 as compared to $1,497,987 ($0.0789 per Unit) for the three months ended March 31, 2005. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $0.7 million in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust's likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the three months ended March 31, 2006 and 2005, the Trust received cash of $432,197 and $1,710,710, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

     The monthly per Unit distributions during the 2006 and 2005 First Quarters were as follows:

                                                               2006      2005
                                                              -------   -------
January.....................................................  $0.0000   $0.0322
February....................................................   0.0000    0.0187
March.......................................................   0.0000    0.0280
                                                              -------   -------
                                                              $0.0000   $0.0789
                                                              =======   =======

     The following unaudited schedules provide summaries of the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2006 and 2005:

                               FIRST QUARTER 2006

                                                                SOUTH     OFFSHORE
                                                  JAY FIELD    PASS 89    LOUISIANA     TOTAL
                                                  ----------   --------   ---------   ----------
Revenues:
  Liquids.......................................  $4,635,890   $     --   $ 68,679    $4,704,569
  Natural gas...................................     (43,852)        --    440,964       397,112
                                                  ----------   --------   --------    ----------
                                                  $4,592,038         --   $509,643    $5,101,681
Production costs and expenses(1)................   1,990,161    (28,805)    62,216     2,023,572
Capital expenditures............................   2,144,965         --      5,065     2,150,030
                                                  ----------   --------   --------    ----------
Net Proceeds....................................  $  456,912   $ 28,805   $442,362    $  928,079
                                                  ==========   ========   ========
Overriding Royalties paid to the Trust(2).......  $       --   $     --   $398,128    $  398,128
                                                  ==========   ========   ========
Fee Lands Royalties................................................................       34,069
                                                                                      ----------
Royalties paid to the Trust........................................................   $  432,197
                                                                                      ==========

---------------

(1) Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2006 First Quarter was $98,046. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2006, South Pass 89 property processing fees totaled $51,040 and interest earned on funds escrowed totaled $25,182, while actual production costs totaled $47,367, netting proceeds of $28,805.

(2) As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust's royalty interest in the Net Proceeds. The March 31, 2006 royalty income for the Jay Field and the South Pass 89 properties have been reduced by $2,121,713 and $32,905, respectively, of excess production costs arising in 2005. The Jay Field and South Pass 89 properties had excess production costs of $1,664,798 and $4,099, respectively as of March 31, 2006. In addition, March 31, 2006 royalty income does not include $152,103 of proceeds from November 2005 that were reported in February 2006. Revenues for November 2005 were not submitted to the Trust until April 2006. As Royalties are recorded on a cash basis, November Royalty revenues are not included in the Current Operating Period.

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

     The following unaudited schedule summarizes the Working Interest Owner's calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2006 and 2005:

                                                                   FIRST QUARTER
                                                             -------------------------
                                                                2006          2005
                                                             -----------   -----------
Net Proceeds:
  Revenues.................................................  $ 5,101,681   $ 9,784,711
  Production costs and expenses............................   (2,023,572)   (4,082,773)
  Capital expenditures.....................................   (2,150,030)   (1,257,103)
                                                             -----------   -----------
  Net Proceeds.............................................  $   928,079   $ 4,444,835
                                                             ===========   ===========
Royalties paid to the Trust:
  Overriding Royalties.....................................  $   398,128   $ 1,627,155
  Fee Lands Royalties......................................       34,069        83,555
                                                             -----------   -----------
  Royalties paid to the Trust..............................  $   432,197   $ 1,710,710
                                                             ===========   ===========

     Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period decreased 48% from the Prior Year's Operating Period primarily as a result of decreased volumes as impacted by Hurricanes Katrina and Rita. As noted above, the current operating period does not include November 2005 revenues of $2.3 million. Additionally, volumes were impacted at Jay Field primarily due to a down trunkline that was repaired in April 2006. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $60.04 per barrel, $49.13 per barrel and $12.61 per thousand cubic feet ("mcf"), respectively. In the comparable 2005 period, average crude oil, natural gas liquids and natural gas prices were $46.64 per barrel, $36.33 per barrel and $6.78 per mcf, respectively. Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 945 barrels for the Current Operating Period and 10,021 barrels for the Prior Year's Operating Period. Imputed natural gas production was 26,043 thousand cubic feet and 182,455 thousand cubic feet for the respective periods.

     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period decreased 50% primarily due to lower workover and production tax expenses at Jay Field and lower workover and lease operating expenses at Offshore Louisiana.

     Capital and abandonment expenditures increased 71% in the Current Operating Period compared to the same period in 2005 primarily due to an increase in developmental drilling and nitrogen purchases at Jay Field.

     At March 31, 2006, the Fee Lands consisted of approximately 22,357 gross acres in South Louisiana, approximately 1,015 of which were under lease.

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

     Changes in Control Over Financial Reporting. There has been no change in the Trustee's internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Trustee's internal control over financial reporting.

                                    PART II

                               OTHER INFORMATION

ITEM 1A.  RISK FACTORS.

     There have been no material changes in the risk factors disclosed under
Part I, Item 1A of the Trust's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: May 10, 2006

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