Form 10-Q
period 2006-06-30
LL&E ROYALTY TRUST
filed 2006-08-09
CIK 721765

LL&E ROYALTY TRUST
221 WEST SIXTH STREET
AUSTIN, TEXAS 78701

LL&E Royalty
Trust

2006
Second Quarter Report To
Unit Holders

Quarter Ended June 30, 2006

JPMorgan Chase Bank, N.A. as Trustee for LL&E Royalty Trust has established the following information line for Tax Information and Unitholder Inquiries:

1-800-852-1422

  and an Internet news source which may be accessed at:

www.businesswire.com/cnn/lrt.htm

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.
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
221 West Sixth Street Austin, Texas (Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 852-1422

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ✓  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	Accelerated Filer ✓	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     . No  ✓ .

     At August 8, 2006, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. The cash earnings and distributions for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year 2006.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Royalty revenues	$297,042	$2,253,155	$729,239	$3,963,864
Trust administrative expenses	(242,454)	(242,351)	(520,169)	(454,504)

Cash earnings	54,588	2,010,804	209,070	3,509,360
Changes in undistributed cash	(54,588)	(5,268)	(209,070)	(5,837)

Cash distributions	$—	$2,005,536	$—	$3,503,523

Cash distributions per Unit	$—	$0.1056	$—	$0.1845

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Cash	$794,010	$584,940
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 3 and 5)	76,282,000	76,282,000
Less: accumulated amortization (note 3)	(74,473,900)	(74,473,600)

Total assets	$2,602,110	$2,393,340

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,602,110	$2,393,340

Contingencies (note 6)
Total liabilities and trust corpus	$2,602,110	$2,393,340

Statements of Changes in Trust Corpus
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Trust Corpus, beginning of period (note 3)	$2,393,340	$1,827,273
Cash earnings	209,070	3,509,360
Cash distributions	—	(3,503,523)
Amortization of royalty interest (note 3)	(300)	(12,000)

Trust Corpus, end of period	$2,602,110	$1,821,110

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. “New BR”. Consequently, “New BR” is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust.

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

On April 8, 2006, JP Morgan Chase and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate trust business. The transaction has been approved by both companies’ boards of directors. Subject to regulatory approvals, the transaction is expected to close in the late third quarter or fourth quarter of 2006. The transaction is not expected to have any material effect on the Trust.

Status of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years (“the Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described below, changes in prices and other factors could have a material effect on the timing of termination of the Trust. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006, year one of the Termination Threshold may be triggered. As of June 30, 2006, the Trust had excess production costs of approximately $1.4 million, $95,000 and $68,000 at Jay Field, South Pass 89 and Offshore Louisiana, respectively, that will be deducted from Jay Field, South Pass 89 and Offshore Louisiana’s future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through June 30, 2006 were approximately $0.9 million, which includes $918,250 of amounts escrowed by the Working Interest Owner. Through July 2006, the Trust has calculated net revenues of approximately $1.4 million, which includes approximately $1.2 million of amounts escrowed by the Working Interest Owner. Whether the Trust’s 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2006 has reserved approximately $0.8 million that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on preliminary assessments of damage the Working Interest Owner has received regarding damage form Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates are subject to change.

Offshore Louisiana

The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, had been shut in by the operator, Maritech, and was approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator estimates the East Cameron 195 abandonment costs at $27,323,000 (resulting in estimated costs attributable to the Trust’s interest of $9,108,000); however, the Working Interest Owner has cautioned the Trust that this estimate is for diving costs and the costs to plug and abandon the ten wells, and does not include platform abandonment costs. Consequently, the total abandonment costs for East Cameron 195 may exceed these estimated costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. As a result of the estimated increase in abandonment costs, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from all of the Offshore Louisiana properties, beginning with the April 2006 monthly distribution.

The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust’s interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the second half of 2006.

Eugene Island 261, which is included in the Offshore Louisiana property and is operated by Houston Exploration, was also damaged by Hurricane Rita. The operator estimates the repair costs at $220,000 (resulting in estimated costs attributable to the Trust’s interest of $44,000). The Eugene Island 261 property returned to full production during November 2005.

The platform for South Marsh Island 76, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. The operator, Mariner Corporation, has provided estimates of $3.6 million (resulting in estimated costs attributable to the Trust interest of $901,000). This estimate is for diving costs, removing the toppled platform deck from the seafloor and to abandon a flowline. The Working Interest Owner has cautioned the Trust that it is possible that the operator may determine to plug and abandon the property rather than repair the platform and facilities. The Working Interest Owner has not yet received any information about the estimated costs of abandonment of the platform and facilities at South Marsh Island 76.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

The abandonment and repair costs estimated as described above are expected to have a material adverse effect on royalties payable to the Trust from the Offshore Louisiana properties, and could eliminate royalties from the Offshore Louisiana properties to the Trust for an extended period of time. The Working Interest Owner began escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders attributable to the Offshore Louisiana property are expected to be eliminated completely for an extended period of time.

South Pass 89

Both the B platform and the C platform at South Pass 89, which are operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator has informed the Working Interest Owner of an increase in the estimated repair costs of the B platform from the prior estimate of $6 million to $6.5 million (resulting in updated estimated costs attributable to the Trust’s interest of $1.625 million with respect to the B platform). Additionally the operator has informed the Working Interest Owner of an increase in the estimated repair costs of the C platform from $5.5 million to $5.8 million (resulting in updated estimated costs attributable to the Trust’s interest of $639,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the second half of 2006. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders attributable to the South Pass 89 property are expected to be eliminated completely for an extended period of time.

Jay Field

The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator, ExxonMobil, has informed the working interest owner that the previously disclosed non-storm problem affecting a trunk line and approximately 25% of production from Jay Field was repaired on April 13, 2006.

The Working Interest Owner has advised the Trustee that they are in the process of analyzing the scope and applicability of the insurance policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and are in the process of discussing these matters with the carrier’s claim adjusters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties, which is challenging especially as it relates to non-operated properties.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2006, the Fee Lands consisted of approximately 22,400 gross acres.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2006, is not necessarily indicative of the fair market value of the interests held by the Trust.

The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K as of and for the three years ended December 31, 2005. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the September 30, 2005 reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, the total future dismantlement costs to the Working Interest Owner are estimated to be $15,100,000 for the Jay Field property, $2,000,000 for the South Pass 89 property, and $3,100,000 for the Offshore Louisiana property. In January 2006, the Working Interest Owner notified the Trustee that it has received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. The Trust’s interests in these properties are

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

Beginning with the April 2006 distribution, the Company has elected to escrow funds from the South Pass 89 and Offshore Louisiana properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. As of June 30, 2006, the Working Interest Owner has withheld $918,250 in escrow from Offshore Louisiana properties.

The cumulative escrow balance as of June 30, 2006 was $4,543,402 for the Jay Field property and $2,273,042 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2006, the cumulative escrow balance for the Offshore Louisiana property was $3,732,020, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

Note Regarding Forward-looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owner has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Status of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years (“the Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described below, changes in prices and other factors could have a material effect on the timing of termination of the Trust. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006, year one of the Termination Threshold may be triggered. As of June 30, 2006, the Trust had excess production costs of approximately $1.4 million, $95,000 and $68,000 at Jay Field, South Pass 89 and Offshore Louisiana, respectively, that will be deducted from Jay Field South Pass 89 and Offshore Louisiana’s future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through June 30, 2006 were approximately $0.9 million, which includes $918,250 of amounts escrowed by the Working Interest Owner. Through July 2006, the Trust has calculated net revenues of approximately $1.4 million, which includes approximately $1.2 million of amounts escrowed by the Working Interest Owner. Whether the Trust’s 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2006 has reserved approximately $0.8 million that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricane’s Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on preliminary assessments of damage the Working Interest Owner has received regarding damage form Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates are subject to change.

Offshore Louisiana

The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, had been shut in by the operator, Maritech, and was approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator estimates the East Cameron 195 abandonment costs at $27,323,000 (resulting in estimated costs attributable to the Trust’s interest of $9,108,000); however, the Working Interest Owner has cautioned the Trust that this estimate is for diving costs and the costs to plug and abandon the ten wells, and does not include platform abandonment costs. Consequently, the total abandonment costs for East Cameron 195 may exceed these estimated costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. The Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution.

The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust’s interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the second half of 2006.

Eugene Island 261, which is included in the Offshore Louisiana property and which is operated by Houston Exploration, was also damaged by Hurricane Rita. The operator estimates the repair costs at $220,000 (resulting in estimated costs attributable to the Trust’s interest of $44,000). The Eugene Island 261 property returned to full production during November 2005.

The platform for South Marsh Island 76, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. The operator, Mariner Corporation, has provided estimates of $3.6 million (resulting in estimated costs attributable to the Trust of $901,000). This estimate is for diving costs, removing the toppled platform deck from the seafloor and to abandon a flowline. The Working Interest Owner has cautioned the Trust that it is possible that the operator may determine to plug and abandon the property rather than repair the platform and facilities. The Working Interest Owner has not yet received any information about the estimated costs of abandonment of the facilities at South Marsh Island 76.

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

South Pass 89

Both the B platform and the C platform at South Pass 89, which is operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator has informed the Working Interest Owner of an increase in the estimated repair costs of the B platform from the prior estimate of $6 million to $6.5 million (resulting in updated estimated costs attributable to the Trust’s interest of $1.625 million with respect to the B platform). Additionally the operator has informed the Working Interest Owner of an increase in the estimated repair costs of the C platform from $5.5 million to $5.8 million (resulting in updated estimated costs attributable to the Trust’s interest of $639,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the second half of 2006. As a result, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders are expected to be eliminated completely for an extended period of time.

Jay Field

The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator, ExxonMobil, has informed the working interest owner that the previously disclosed non-storm problem affecting a trunk line and approximately 25% of production from Jay Field was repaired April 13, 2006.

The Working Interest Owner has advised the Trustee that they are in the process of analyzing the scope and applicability of the policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and are in the process of discussing these matters with the carrier’s claim adjusters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties, which is challenging especially as it relates to non-operated properties.

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

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, the total future dismantlement costs to the Working Interest Owner are estimated to be $15,100,000 for the

Jay Field property, $2,000,000 for the South Pass 89 property, and $3,100,000 for the Offshore Louisiana property. In January 2006, the Working Interest Owner notified the Trustee that it has received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The cumulative escrow balance as of June 30, 2006 was $4,543,402 for the Jay Field property and $2,273,042 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At June 30, 2006, the cumulative escrow balance for the Offshore Louisiana property was $3,732,020, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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

Results of Operations

	Second Quarter		First Half
	2006	2005	2006	2005

Royalty revenues	$297,042	$2,253,155	$729,239	$3,963,864
Trust administrative expenses	(242,454)	(242,351)	(520,169)	(454,504)

Cash earnings	$54,588	$2,010,804	$209,070	$3,509,360
Change in undistributed cash	(54,588)	(5,268)	(209,070)	(5,837)

Cash distributions	$—	$2,005,536	$—	$3,503,523

Cash distributions per unit	$—	$0.1056	$—	$0.1845

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2006 and 2005 (the 2006 and 2005 “Second Quarters” and “First Half”, respectively) are attributable to the Working Interest Owner’s operations during the periods January through March (the “Three-Month Operating Periods”) of 2006 and 2005, respectively, and the periods October 2005 through March 2006 and October 2004 through March 2005 (the 2006 and 2005 “Six-Month Operating Periods”, respectively). Revenues for November 2005 were not submitted to the Trust until April 2006. As Royalties are recorded on a cash basis, November 2005 production, which is February 2006 Royalty revenues of $152,103 are included in the Current Operating Period.

There were no distributions to Unit holders for the 2006 Second Quarter. In the 2005 Second Quarter, distributions totaled $2,005,536 ($0.1056 per Unit). During the Second Quarter 2006 and 2005, the Trust received cash of $297,042 and $2,253,155, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2006 and 2005 Second Quarters were as follow:

	2006	2005

April	$0.0000	$0.0415
May	0.0000	0.0150
June	0.0000	0.0491

	$0.0000	$0.1056

There were no distributions to Unit holders for the First Half of 2006. In the first half of 2005, distributions totaled $3,503,523 ($0.1845 per Unit). During the First Half of 2006 and 2005, the Trust received cash of $729,239 and $3,963,864, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2006:

Second Quarter 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$7,912,655	$—	$218,179	$8,130,834
Natural gas	(6,983)	—	1,014,315	1,007,332

	7,905,672	—	1,232,494	9,138,166
Amounts withheld in escrow	—	—	(918,250)	(918,250)
Production costs and expenses(1)	(5,260,348)	(91,519)	(125,959)	(5,477,826)
Capital expenditures	(2,361,734)	—	(11,493)	(2,373,227)

Net Proceeds	$283,590	$(91,519)	$176,792	$368,865

Overriding Royalties paid to the Trust(2)	$—	$—	$129,937	$129,937

Fee Lands Royalties				167,105

Royalties paid to the Trust				$297,042

First Half 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$12,548,545	$—	$286,858	$12,835,403
Natural gas	(50,835)	—	1,455,279	1,404,444

	12,497,710	—	1,742,137	14,239,847
Amounts withheld in escrow	—	—	(918,250)	(918,250)
Production costs and expenses(1)	(7,250,509)	(62,714)	(188,175)	(7,501,398)
Capital expenditures	(4,506,699)	—	(16,558)	(4,523,257)

Net Proceeds	$740,502	$(62,714)	$619,154	$1,296,942

Overriding Royalties paid to the Trust(2)	$—	$—	$528,065	$528,065

Fee Lands Royalties				201,174

Royalties paid to the Trust				$729,239

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2006 Second Quarter and 2006 First Half was $203,783 and $301,829, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2006 Second Quarter production costs and expenses include a processing fee charge of $26,972. For the 2006 First Half, South Pass 89 processing fees earned were $24,069.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. The June 30, 2006 royalty income for the Jay Field and South Pass 89 properties have been reduced by $1,838,436 and $128,697, respectively, of excess production costs arising in 2005.

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

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2005 Second Quarter and 2005 First Half, South Pass 89 processing fees totaled $211,665 and $376,661, respectively.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. The June 30, 2005 royalty income for the South Pass 89 property has been reduced by $27,414 of excess production costs arising in 2004.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2006 and 2005:

	Second Quarter		First Half
	2006	2005	2006	2005

Net Proceeds:
Revenues	$9,138,166	$9,431,916	$14,239,847	$19,216,628
Amounts withheld in escrow	(918,250)	—	(918,250)	—
Production costs and expenses	(5,477,826)	(4,528,358)	(7,501,398)	(8,611,133)
Capital expenditures	(2,373,227)	(1,641,220)	(4,523,257)	(2,898,323)

Net Proceeds	$368,863	$3,262,338	$1,296,942	$7,707,172

Royalties paid to the Trust:
Overriding Royalties	$129,937	$2,186,813	$528,065	$3,813,968
Fee Lands Royalties	167,105	66,342	201,174	149,896

Royalties paid to the Trust	$297,042	$2,253,155	$729,239	$3,963,864

Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period decreased approximately 3% in the 2006 Three-Month Operating Period and decreased approximately 26% in the 2006 Six-Month Operating Period versus the comparable periods in 2005 primarily as a result of decreased volumes as impacted by Hurricanes Katrina and Rita. The current operating period includes February 2006 Royalty revenues of $2.3 million that were not included in the Trust’s distribution until April 2006. Additionally, volumes were impacted at Jay Field primarily due to a down trunkline that was repaired in April 2006. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2006 Three-Month Operating Period attributable to the Productive Properties were $61.18 per barrel, $45.33 per barrel and $8.57 per thousand cubic feet (“mcf”), respectively. In the comparable 2005 period, average crude oil, natural gas liquids and natural gas prices were $47.98 per barrel, $36.62 per barrel and $5.84 per mcf, respectively. In the 2006 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $60.25 per barrel, $46.55 per barrel and $9.84 per mcf, respectively. In the comparable 2005 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $47.32 per barrel, $36.50 per barrel and $6.37 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the 2006 Three-Month Operating Period and 24,907 barrels for the 2005 Three-Month Operating Period. There was no imputed natural gas production for the 2006 Three-Month Operating Period and 167,235 mcf for the 2005 Three-Month Operating Period.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately 21% and decreased approximately 13% in the 2006 Three-Month Operating Period and the 2006 Six-Month Operating Period, respectively, versus the comparable periods in 2005. The increase in the Three-Month Operating Period is primarily due to February 2006 production costs of $1.2 million that were not included in the Trust’s distribution until April 2006. The decrease in production costs and expenses for the Six-Month Operating Period are primarily due to lower workover and production tax expenses at Jay Field and lower workover and lease operating expenses at Offshore Louisiana.

Capital and abandonment expenditures increased 45% in the 2006 Three-Month Operating Period and increased 56% for the 2006 Six-Month Operating Period, respectively, versus the comparable periods in 2005. The increase in the Three-Month Operating Period is primarily due to February 2006 capital and abandonment expenditures of $1.2 million that were not included in the Trust’s distribution until April 2006. The increase in the 2006 Six-Month Operating Period versus the comparable period in 2005 is primarily due to an increase in developmental drilling at Jay Field.

At June 30, 2006, the Fee Lands consisted of approximately 22,400 gross acres in south Louisiana, approximately 600 of which were under lease.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the design and operation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective.

Due to the contractual arrangements pursuant to which the Trust was created and the terms of the related Conveyances regarding information furnished by the Working Interest Owner, the Trustee relies on (i) information provided by the Working Interest Owner, including all information relating to the productive properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other conditions relating to the productive properties, liabilities and potential liabilities potentially affecting the revenues to the Trust’s interest, the effects of regulatory changes and of the compliance of the operators of the properties with applicable laws, rules and regulations, the number of producing wells and acreage, and plans for future operating and capital expenditures, and (ii) conclusions of independent reserve engineers regarding reserves. The conclusions of the independent reserve engineers are based on information received from the Working Interest Owner.

Item 1A.  Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

(b) Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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

Date: August 9, 2006

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