Form 10-Q
period 2006-09-30
LL&E ROYALTY TRUST
filed 2006-11-09
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8518
LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

The Bank of New York Trust Company, N.A., Trustee	78701
Global Corporate Trust	(Zip Code)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑.
     At November 8, 2006, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
LL&E ROYALTY TRUST
Presentation of Financial Information
     The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005. The cash earnings and distributions for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year 2006.

LL&E ROYALTY TRUST
Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Royalty revenues	$689,169	$1,708,845	$1,418,408	$5,672,709
Trust administrative expenses	(298,572)	(122,264)	(818,741)	(576,768)

Cash earnings	390,597	1,586,581	599,667	5,095,941
Changes in undistributed cash	(7,579)	69	(216,649)	(5,768)

Cash distributions	$383,018	$1,586,650	$383,018	$5,090,173

Cash distributions per Unit	$.0202	$.0835	$.0202	$.2680

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash	$801,589	$584,940
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 3 and 5)	76,282,000	76,282,000
Less: accumulated amortization (note 3)	(74,478,900)	(74,473,600)

Total assets	$2,604,689	$2,393,340

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,604,689	$2,393,340

Total liabilities and trust corpus	$2,604,689	$2,393,340

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Trust Corpus, beginning of period (note 3)	$2,393,340	$1,827,273
Cash earnings	599,667	5,095,941
Cash distributions	(383,018)	(5,090,173)
Amortization of royalty interest (note 3)	(5,300)	(15,100)

Trust Corpus, end of period	$2,604,689	$1,817,941

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
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
     The Trust is passive, with The Bank of New York Trust Company, N.A., (the Trustee), having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. On April 8, 2006, JPMorgan Chase and The Bank of New York announced an agreement pursuant to which The Bank of New York would acquire JPMorgan Chase’s corporate trust business. The transaction was effective October 2, 2006, The Bank of New York Trust Company, N.A. succeeded JPMorgan Chase Bank, N.A. as Trustee. The Units are listed on the New York Stock Exchange (NYSE Symbol: LRT).
Status of the Trust
     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years (“the Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described below, changes in prices and other factors could have a material effect on the timing of termination of the Trust. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006, year one of the Termination Threshold may be triggered. As of September 30, 2006, the Trust had excess production costs of approximately $375,000 and $177,000 for South Pass 89 and Offshore Louisiana, respectively, that will be deducted from South Pass 89 and Offshore Louisiana’s future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through September 30, 2006 were approximately $2.1 million, which includes $1.5 million of amounts escrowed by the Working Interest Owner. Through the November 2006 distribution the Trust has calculated net revenues of approximately $3.7 million, which includes approximately $2.0 million of amounts escrowed by the Working Interest Owner. Whether the Trust’s 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold.

     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2006 has reserved approximately $800,000 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.
     Following is a description of the damage caused by Hurricanes Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates are subject to change.
Offshore Louisiana
     The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, and had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator’s original estimate for the East Cameron 195 abandonment cost was $27.3 million (resulting in estimated costs attributable to the Trust’s interest of $9.1 million; however, the operator’s revised estimate is $31.1 million (resulting in estimated costs attributable to the Trust’s interest of $10.4 million). The revised estimate does not include the final platform abandonment costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution.
     The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust’s interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the fourth quarter of 2006.
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
     The abandonment and repair costs estimated as described above are expected to have a material adverse effect on royalties payable to the Trust from the Offshore Louisiana properties, and could eliminate royalties from the Offshore Louisiana properties to the Trust for an extended period of time. As discussed above, the Working Interest Owner began escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April, 2006 monthly distribution.

South Pass 89
     Both the B platform and the C platform at South Pass 89, which is operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator has informed the Working Interest Owner of an increase in the estimated repair costs of the B platform from the prior estimate of $6.0 million to $6.5 million (resulting in updated estimated costs attributable to the Trust’s interest of $1.6 million with respect to the B platform). Additionally the operator has informed the Working Interest Owner of an increase in the estimated repair costs of the C platform from $5.5 million to $5.8 million (resulting in updated estimated costs attributable to the Trust’s interest of $639,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the fourth quarter of 2006. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders from South Pass 89 are expected to be eliminated completely for an extended period of time.
Jay Field
     The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator, ExxonMobil, has informed the working interest owner that the previously disclosed non-storm problem affecting a trunk line and approximately 25% of production from Jay Field was repaired on April 13, 2006.
     The Working Interest Owner has advised the Trustee that they are in the process of analyzing the scope and applicability of the insurance policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and are in the process of discussing these matters with the carrier’s claim adjusters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties.
Other Matters Relating to the Termination of the Trust
     In addition to the Trust terminating as a result of net revenues to the Trust of less than $5 million for two successive years, the Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units and Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.
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

     The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2006, the Fee Lands consisted of approximately 22,400 gross acres.
(3) Basis of Presentation
     The accompanying unaudited financial information has been prepared by The Bank of New York Trust Company, N.A. (“Trustee”), in accordance with the instructions to Form 10-Q. The Bank of New York Trust Company, N.A., was formerly known as JPMorgan Chase Bank, N.A. The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. The Trustee believes such information includes all the disclosures necessary to make the information presented not misleading. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s 2005 Annual Report on Form 10-K.
     On April 8, 2006, JP Morgan Chase Bank, N.A. and Bank of New York announced an agreement pursuant to which Bank of New York would acquire JPMorgan Chase’s corporate trust business. The transaction has been approved by both companies’ boards of directors. Effective October 2, 2006 the Trustee is the Bank of New York Trust Company, N.A.
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
     (d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2006, is not necessarily indicative of the fair market value of the interests held by the Trust.
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
(5) Dismantlement Costs
     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the September 30, 2005 reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, the total future dismantlement costs to the Working Interest Owner are estimated to be $15.1 million for the Jay Field property, $2.0 million for the South Pass 89 property, and $3.1 million for the Offshore Louisiana property. In January 2006, the Working Interest Owner notified the Trustee that it has received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.
     Beginning with the April 2006 distribution, the Company has elected to escrow funds from the South Pass 89 and Offshore Louisiana properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. As of September 30, 2006, the Working Interest Owner has withheld $0 and $1.5 million in escrow from the South Pass 89 and Offshore Louisiana properties, respectively.
     The cumulative escrow balance as of September 30, 2006 was $4.5 million for the Jay Field property and $1.5 million for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2006, the cumulative escrow balance for the Offshore Louisiana property was $4.2 million, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.
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
Status of the Trust
     The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5 million for two successive years (“the Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyance (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose). The most recent Trust model prepared by Miller and Lents, Ltd., which is based on natural gas and oil prices current as of September 22, 2005 and September 30, 2005, respectively, does not project that net revenues to the Trust will be less than $5 million per year for two successive years within the next ten years. However, the damage to the facilities described below, changes in prices and other factors could have a material effect on the timing of termination of the Trust. It is therefore possible (depending on the timing of repairs, future production and drilling activities, market conditions, recoupment of unrecovered capital costs and other matters) that in 2006, year one of the Termination Threshold may be triggered. As of September 30, 2006, the Trust had excess production costs of approximately $375,000 and $177,000 at South Pass 89 and Offshore Louisiana, respectively, that will be deducted from South Pass 89 and Offshore Louisiana’s future gross proceeds before any distributions will be made, thereby reducing future net revenues. Net revenues through September 30, 2006 were approximately $2.1 million, which includes $1.5 million of amounts escrowed by the Working Interest Owner. Through the November 2006 distribution the Trust has calculated net revenues of approximately $3.7 million, which includes approximately $2.0 million of amounts escrowed by the Working Interest Owner. Whether the Trust’s 2006 net revenues are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2006, timing and level of hydrocarbon production, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust in 2006 will be above the Termination Threshold.
     During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2006 has reserved approximately $0.8 million that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

     Following is a description of the damage caused by Hurricane’s Katrina, Rita and Dennis as well as Tropical Storm Cindy, to production facilities for properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owner has received regarding damage form Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties in which the Trust has an interest was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates are subject to change.
Offshore Louisiana
     The platform for East Cameron 195, which is included in the Offshore Louisiana property, was heavily damaged during Hurricane Rita. East Cameron 195 was not a significant producer, and had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. However, the damage resulting from Hurricane Rita is likely to result in an increase in the abandonment costs. The operator’s original estimate for the East Cameron 195 abandonment cost was $27.3 million (resulting in estimated costs attributable to the Trust’s interest of $9.1 million); however, the operator’s revised estimate is $31.1 million (resulting in estimated costs attributable to the Trust’s interest of $10.4 million). The revised estimate does not include the final platform abandonment costs. These costs are expected to have a material adverse effect on distributions from the Offshore Louisiana properties to the Trust, and from the Trust to unitholders, for an extended period of time. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April 2006 monthly distribution.
     The platform for Vermillion 331, which is included in the Offshore Louisiana property and is operated by Energy Resource Technology, was damaged by Hurricane Rita and is shut in. The operator estimates the repair costs at $1.2 million (resulting in estimated costs attributable to the Trust’s interest of $150,000). The Working Interest Owner has informed the Trust that the operator currently expects to have the Vermillion 331 property back online during the fourth quarter of 2006.
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
     The abandonment and repair costs estimated as described above are expected to have a material adverse effect on royalties payable to the Trust from the Offshore Louisiana properties, and could eliminate royalties from the Offshore Louisiana properties to the Trust for an extended period of time. As previously discussed, the Working Interest Owner has informed the Trust that it has begun escrowing all funds otherwise distributable to the Trust from the Offshore Louisiana property, beginning with the April, 2006 monthly distribution.
South Pass 89
     Both the B platform and the C platform at South Pass 89, which is operated by Marathon Oil Corporation, were damaged by Hurricane Katrina. The operator has informed the Working Interest Owner of an increase in the estimated repair costs of the B platform from the prior estimate of $6.0 million to $6.5 million (resulting in updated estimated costs attributable to the Trust’s interest of $1.6 million with respect to the B platform). Additionally the operator has informed the Working Interest Owner of an increase in the estimated repair costs of the C platform from $5.5 million to $5.8 million (resulting in updated estimated costs attributable to the Trust’s interest of $639,000 with respect to the C platform). The Working Interest Owner has informed the Trust that the operator currently expects to have the South Pass 89 property back online during the fourth quarter of 2006. As previously disclosed, the Working Interest Owner has begun escrowing all funds otherwise distributable to the Trust from the South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to Unitholders from South Pass 89 are expected to be eliminated completely for an extended period of time.

Jay Field
     The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator, ExxonMobil, has informed the working interest owner that the previously disclosed non-storm problem affecting a trunk line and approximately 25% of production from Jay Field was repaired April 13, 2006.
     The Working Interest Owner has advised the Trustee that they are in the process of analyzing the scope and applicability of the policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and are in the process of discussing these matters with the carrier’s claim adjusters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties.
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
Other Matters Relating to the Termination of the Trust
     Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee and, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust.
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
     The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005, the total future dismantlement costs to the Working Interest Owner are estimated to be $15.1 million for the Jay Field property, $2.0 millionfor the South Pass 89 property, and $3.1 million for the Offshore Louisiana property. In January 2006, the Working Interest Owner notified the Trustee that it has received preliminary estimates for damages caused by hurricanes from the various operators of properties in which the Trust has an interest. These current estimates for Special Costs for South Pass 89 and Offshore Louisiana are significantly higher than those estimated at September 30, 2005. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.
     The cumulative escrow balance as of September 30, 2006 was $4.5 million for the Jay Field property and $1.5 million for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust. At September 30, 2006, the cumulative escrow balance for the Offshore Louisiana property was $4.2 million, 90% of which would otherwise have been distributable to the Trust. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The Working Interest Owner has informed the Trustee that it does not intend to release any of the excess escrowed funds at this time.

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
Results of Operation

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Royalty revenues	$689,169	$1,708,845	$1,418,408	$5,672,709
Trust administrative expenses	(298,572)	(122,264)	(818,741)	(576,768)

Cash earnings	$390,597	$1,586,581	$599,667	$5,095,941
Change in undistributed cash	(7,579)	69	(216,649)	(5,768)

Cash distributions	$383,018	$1,586,650	$383,018	$5,090,173

Cash distributions per unit	.0202	.0835	.0202	.2680

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

     Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2006 and 2005 (the 2006 and 2005 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owner’s operations during the periods April through June (the “Three-Month Operating Periods”) of 2006 and 2005, respectively, and the periods October 2005 through June 2006 and October 2004 through June 2005 (the 2006 and 2005 “Nine-Month Operating Periods”, respectively).

     Distributions to Unit holders for the 2006 and 2005 Third Quarters totaled $383,018 ($.0202 per Unit) and $1,586,650 ($.0835 per Unit), respectively. During these periods, the Trust received cash of $689,169 and $1,708,845, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.
     The monthly per Unit distributions during the 2006 and 2005 Third Quarters were as follow:

	2006	2005
July	$.0000	$.0297
August	.0000	.0355
September	.0202	.0183

	$.0202	$.0835

     Distributions to Unit holders for the First Nine Months of 2006 and 2005 amounted to $383,018 ($.0202 per Unit) and $5,090,173 ($.2680 per Unit), respectively. During these periods, the Trust received cash of $1,418,408 and $5,672,709, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.
     The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2006:
Third Quarter 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total
Revenues:
Liquids	$7,190,151	$—	$119,345	$7,309,496
Natural gas	89,050	—	510,501	599,551

	7,279,201	—	629,846	7,909,047
Amounts withheld in escrow	—	—	(629,846)	(629,846)
Production costs and expenses(1)	(4,546,472)	(279,382)	(109,176)	(4,935,030)
Capital expenditures	(115,169)	—	—	(115,169)

Net Proceeds	$2,617,560	$(279,382)	$(109,176)	$2,229,002

Overriding Royalties paid to the Trust(2)	$618,176	$—	$—	$618,176

Fee Lands Royalties				70,993

Royalties paid to the Trust				$689,169

First Nine Months 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total
Revenues:
Liquids	$19,738,697	$—	$406,203	$20,144,900
Natural gas	38,215	—	1,965,780	2,003,995

	19,776,912	—	2,371,983	22,148,895
Amounts withheld in escrow	—	—	(1,548,097)	(1,548,097)
Production costs and expenses(1)	(11,796,977)	(342,094)	(397,360)	(12,536,431)
Capital expenditures	(4,621,869)	—	(16,558)	(4,638,427)

Net Proceeds	$3,358,066	$(342,094)	$409,968	$3,425,940

Overriding Royalties paid to the Trust(2)	$618,176	$—	$528,063	$1,146,239

Fee Lands Royalties				272,169

Royalties paid to the Trust				$1,418,408

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2006 Third Quarter and 2006 First Nine Months was $169,012 and $470,841, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2006 Third Quarter, processing fees totaled $21,198 and interest earned on funds escrowed totaled $32,020, while actual production costs totaled $332,600, netting to production costs of $279,382. For the First Nine Months of 2006, processing fees totaled $45,267 and interest earned on funds escrowed totaled $107,136, while actual production costs totaled $494,498, netting to production costs of $342,096.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. For the three months ended September 30, 2006 royalty income for the Jay Field and South Pass 89 properties have been reduced by $1.4 million and $95,618, respectively, of excess production costs arising in the first and second quarter 2006. For the nine months ended September 30, 2006 royalty income for the Jay Field and South Pass 89 properties have been reduced by $2.1 million and $32,905, respectively, of excess production costs arising in 2005.
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

     The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2006 and 2005:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Net Proceeds:
Revenues	$7,909,047	$9,355,852	$22,148,894	$28,572,481
Amounts withheld in escrow	(629,846)	—	(1,548,096)	—
Production costs and expenses	(4,935,030)	(5,709,925)	(12,436,428)	(14,321,055)
Capital expenditures	(115,169)	(2,268,233)	(4,638,426)	(5,166,557)

Net Proceeds	$2,229,002	$1,377,694	$3,525,944	$9,084,869

Royalties paid to the Trust:
Overriding Royalties	$618,176	$1,552,666	$1,146,239	$5,366,633
Fee Lands Royalties	70,993	156,179	272,169	306,076

Royalties paid to the Trust	$689,169	$1,708,845	$1,418,408	$5,672,709

     Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately 15% in the 2006 Three-Month Operating Period and decreased approximately 22% in the 2006 Nine-Month Operating Period versus the comparable periods in 2005. The decreases in revenues are primarily as a result of decreased volumes as impacted by Hurricanes Katrina and Rita. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2006 Three-Month Operating Period attributable to the Productive Properties were $68.20 per barrel, $49.24 per barrel and $7.39 per thousand cubic feet (“mcf”), respectively. In the comparable 2005 period, average crude oil, natural gas liquids and natural gas prices were $50.49 per barrel, $37.92 per barrel and $7.27 per mcf, respectively. In the 2006 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $62.94 per barrel, $47.42 per barrel and $8.95 per mcf, respectively. In the comparable 2005 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $48.35 per barrel, $36.80 per barrel and $6.63 per mcf, respectively. Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 9,303 barrels for the 2006 Three-Month Operating Period and 12,438 barrels for the 2005 Three-Month Operating Period. Imputed natural gas production was 433 mcf and 134,482 mcf for the respective periods.
     Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately 14% and 13% in the 2006 Three-Month Operating Period and the 2006 Nine-Month Operating Period, respectively, versus the comparable periods in 2005. The decreases, in both periods, in production costs and expenses are primarily due to fewer workovers performed and lower severance tax and lease operating expense.
     Capital expenditures decreased 95% in the 2006 Three-Month Operating Period and decreased 10% for the 2006 Nine-Month Operating Period, respectively, versus the comparable periods in 2005. The decrease in the 2006 Nine-Month Operating Period versus the comparable period in 2005 is primarily due to a decrease in capital workovers and capital facility costs at Offshore Louisiana. The decrease in the operating period for the three months ended September 30, 2006 versus the same period in 2005 is primarily due to a decrease in capital workovers and plug and abandonment expenses partially offset by higher development drilling costs at Jay Field.
     At September 30, 2006, the Fee Lands consisted of approximately 22,400 gross acres in south Louisiana, approximately 600 of which were under lease.
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
Item 4. Controls and Procedures
     The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by the Working Interest Owner to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the design and operation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Vice President of the Trustee, has concluded that these controls and procedures were effective at the time.
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
     Changes in Control Over Financial Reporting. There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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

LL&E ROYALTY TRUST
(Registrant)

By:	THE BANK OF NEW YORK TRUST COMPANY, N.A.
Trustee

By:	/s/ MIKE ULRICH

Mike Ulrich
Vice President
Date: November 9, 2006

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

Exhibit
Number		Description
4*	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.

28.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.

28.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.

28.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.

28.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.

28.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.

28.7*	—	Form of Royalty Deed.

31	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).