Form 10-Q
period 2007-03-31
LL&E ROYALTY TRUST
filed 2007-05-10
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8518

LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas(Address of principal executive offices)	78701 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                                      No     ✓

At May 10, 2007, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K as of and for the three years ended December 31, 2006. The cash earnings and distributions for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Royalty revenues	$673,875	$432,197
Trust administrative expenses	(162,294)	(277,715)

Cash earnings	511,581	154,482
Changes in undistributed cash	4,151	(154,482)

Cash distributions	$515,732	$—

Cash distributions per Unit	$0.0272	$0.0000

Units outstanding	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Cash	$843,935	$848,086
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 3, 4 and 6)	76,282,000	76,282,000
Less accumulated amortization (note 4)	(74,522,900)	(74,513,900)

Total assets	$2,603,035	$2,616,186

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,603,035	$2,616,186
Contingencies (note 7)	—	—

Total liabilities and Trust Corpus	$2,603,035	$2,616,186

 Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Trust Corpus, beginning of period (note 4)	$2,616,186	$2,393,340
Cash earnings	511,581	154,482
Cash distributions	(515,732)	—
Amortization of royalty interest (note 4)	(9,000)	(300)

Trust Corpus, end of period	$2,603,035	$2,547,522

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(1) Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. “New BR”. Consequently, “New BR” and the Company are wholly owned subsidiaries of ConocoPhillips. The merger has had no significant effects on the Trust.

Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (Overriding Royalties), which are equivalent to net profits interests, in certain productive oil and gas properties located in Alabama, Florida and in federal waters offshore Louisiana (Productive Properties) and (b) 3% royalty interests (Fee Lands Royalties) in certain of the Company’s then unleased, undeveloped south Louisiana fee lands (Fee Lands). The Overriding Royalties and the Fee Lands Royalties are referred to collectively as the “Royalties.” Title to the Royalties is held by a partnership (Partnership) of which the Trust and the Company are the only partners, holding 99% and 1% interests, respectively.

The Trust is passive, with The Bank of New York Trust Company, N.A., (the Trustee), having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. Effective October 2, 2006 The Bank of New York Trust Company, N.A. acquired JPMorgan Chase’s corporate trust business. The Bank of New York Trust Company, N.A. succeeded JPMorgan Chase Bank, N.A. as Trustee. The Units are listed on the New York Stock Exchange (NYSE SYMBOL — LRT).

Status of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (“the Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owner or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose).

Net revenues to the Trust for the year ended December 31, 2006, calculated as described above, were below the Termination Threshold, thus triggering year one of the Trust’s termination provision. Should the Trust’s net

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

revenues for the year ended December 31, 2007 also fall below the $5,000,000 termination threshold, the Trust would be required to terminate effective December 31, 2007.

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

For the first quarter of 2007, the Trust received approximately $600,000 in royalty revenue associated with the Jay Field and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2007 totaled $816,000 and $4,578,000, respectively. The excess production costs must be recovered by the Working Interest Owner before any distribution of royalty income will be made to the Trust.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2007 has reserved $843,935 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. The Trustee announces that there would be no distributions to Unitholders for the months of April and May of 2007 as Trust expenses exceeded royalty income. Trust expenditures in excess of royalty income will reduce the Trust’s reserve for Trust expenses.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities and other matters related to properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates, are subject to change.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected to not participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owner that it has ceased operations and allowed the lease to expire in January, 2007. Abandonment operations for the wells and platform may commence in 2007; no cost estimates have been received.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Jay Field

The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005. The operator at the time, ExxonMobil, informed the Working Interest Owner that the previously disclosed non-storm problem affecting a trunk line and approximately 25 percent of production from Jay Field, was repaired on April 13, 2006.

In December 2006, the Working Interest Owner and Exxon Mobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management (Quantum). Quantum became the operator in April 2007 and has informed the Trustee that it plans to undertake a different operating and development strategy for Jay Field than the previous operator. Quantum has informed the Trustee that it plans to reduce costs by terminating the purchase and injection of nitrogen gas, conversion of the nitrogen injection lines to water injection, installation of gas lift on production wells, and the reactivation of the available water supply wells with new electrical submersible pumps to increase the current water injection levels in order to compensate for the cessation of nitrogen injection. While Quantum has informed the Trustee that this program has the potential to reduce costs and increase production, as the timing of Quantum’s succession takes place half-way through the Trust’s production year, it is uncertain whether any potential benefits will be sufficient to affect the Trust’s net revenues or to affect the potential termination of the Trust on December 31, 2007.

Other

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other Matters Relating to the Termination of the Trust

In addition to the possibility of the Trust terminating as a result of net revenues to the Trust being less than $5,000,000 for two successive years, the Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units and the Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

(2) Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1, the Trust’s net revenues in 2006 did not exceed the $5,000,000 Termination Threshold stipulated by the Trust Agreement, thus triggering year one of the termination provision. In the event that the Trust’s net revenues for the year ended December 31, 2007 do not exceed $5,000,000, the Trust will terminate effective December 31, 2007.

Whether the Trust’s net revenues for the year ending December 31, 2007 exceed the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2007, timing and level of hydrocarbon production, which could vary significantly from the projected production in the reserve report due to the change in the operator of the Jay Field, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust for the year ended December 31, 2007 will be above the Termination Threshold.

For the period from January 1, 2007 to May 9, 2007, the Trust received approximately $800,000 in royalty revenue associated with the Jay Field and no royalty income was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of May 9, 2007 totaled $73,009, $780,254, and $5,573,167, respectively. The excess production costs must be

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

recovered by the Working Interest Owner before any distribution of royalty revenue to the Trust. Due to the uncertainty from the 2005 storms and the lack of significant royalty revenue received from January 1, 2007 to May 9, 2007, there is substantial doubt regarding the Trust’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Net Overriding Royalty Interests and Fee Lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 5 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at March 31, 2007, the Fee Lands consisted of approximately 22,420 gross acres.

(4)	Basis of Presentation

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2007, is not necessarily indicative of the fair market value of the interests held by the Trust.

The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K as of and for the three-years ended December 31, 2006. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.

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

(6)	Dismantlement Costs

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $5,500,000 for the South Pass 89 property, and $6,900,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner has elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first quarter of 2007 the Working Interest Owner withheld $524,597 and $586,450 in escrow from the South Pass 89 and Offshore Louisiana Properties. The Working Interest Owner expended $347,964 and $134,504 during the first quarter of 2007 for the South Pass 89 and Offshore Louisiana properties respectively. During the first quarter of 2006, no amounts were withheld.

The cumulative escrow balance as of March 31, 2007 was $4,543,402 for the Jay Field property, $855,475 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of March 31, 2007 for the Offshore Louisiana property was $451,947, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

(7)	Contingencies

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

The following review of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

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

For the first quarter of 2007, the Trust received approximately $600,000 in royalty revenue associated with the Jay Field and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2007 totaled $816,000 and $4,578,000, respectively. The excess production costs must be recovered by the Working Interest Owner before any distribution of royalty income will be made to the Trust.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2007 has reserved $843,935 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities and other matters related to properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates are subject to change.

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

  Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected to not participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owner that it has ceased operations and allowed the lease to expire in January, 2007. Abandonment operations for the wells and platform may commence in 2007; no cost estimates have been received.

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

Other

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

Whether the Trust’s net revenues for the year ending December 31, 2007 are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2007, timing and level of hydrocarbon production, which could vary significantly from the projected production in the reserve report due to the change in the operator of the Jay Field, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust for the year ended December 31, 2007 may be above the Termination Threshold. For the period from January 1, 2007 to May 9, 2007, the Trust received approximately $800,000 in royalty revenue associated with the Jay Field and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of May 9, 2007, totaled $73,009, $780,254 and $5,573,167, respectively. Due to the uncertainty from the 2005 storms and the lack of significant royalty revenue received subsequent to December 31, 2006, there is substantial doubt regarding the Trust’s ability to continue as a going concern.

Other Matters Relating to the Termination of the Trust

In addition to the possibility of the Trust terminating as a result of net revenues to the Trust being less than $5,000,000 for two successive years, the Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units and the Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

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

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K as of and for the three years ended December 31, 2006, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $5,500,000 for the South Pass 89 property, and $6,900,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The cumulative escrow balance as of March 31, 2007 was $4,543,402 for the Jay Field property, $855,475 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of March 31, 2007 for the Offshore Louisiana property was $451,947, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The escrowed amounts for the South Pass 89 and Offshore Louisiana properties are expected to decrease in the future as funds are released to cover substantial increases in estimated capital expenditures and dismantlement costs, respectively, for those properties due to damage caused by Hurricanes Katrina and Rita.

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

Results of Operations

	Three Months Ended March 31,
	2007	2006

Royalty revenues	$673,875	$432,197
Trust administrative expenses	(162,294)	(277,715)

Cash earnings	$511,581	$154,482
Changes in undistributed cash	4,151	(154,482)

Cash distributions	$515,732	$—

Cash distributions per unit	$0.0272	$0.0000

Units outstanding	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2007 and 2006 (the 2007 and 2006 “First Quarters”, respectively) are attributable to the Working Interest Owner’s operations during the periods October through December of 2006 (the “Current Operating Period”) and October through December of 2005 (the “Prior Year’s Operating Period”), respectively.

Distributions to the Unit holders for the three months ended March 31, 2007 amounted to $515,732 there were no distributions for the three months ended March 31, 2006. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $843,935 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the three months ended March 31, 2007 and 2006, the Trust received cash of $673,875 and $432,197, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2007 and 2006 First Quarters were as follows:

	2007	2006

January	$0.0076	$0.0000
February	0.0047	0.0000
March	0.0149	0.0000

	$0.0272	$0.0000

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2007 and 2006:

First Quarter 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$5,144,546	$426,837	$243,148	$5,814,531
Natural gas	—	97,759	343,303	441,062

	$5,144,546	524,596	$586,451	$6,255,593
Amounts withheld in escrow	—	(524,596)	(586,451)	(1,111,047)
Production costs and expenses(1)	(3,753,698)	(266,554)	(1,599,218)	(5,619,470)
Capital expenditures	(221,387)	—	(373,858)	(595,245)

Net Proceeds	$1,169,461	$(266,554)	$(1,973,076)	$(1,070,169)

Overriding Royalties paid to the Trust(2)	$584,731	$—	$—	$584,731

Fee Lands Royalties				89,144

Royalties paid to the Trust				$673,875

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2007 First Quarter was $85,204. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2007, South Pass 89 property processing fees totaled $124,314 and interest earned on funds escrowed totaled $8,906, while actual production costs totaled $399,773 netting a production cost of $266,554.

(2)	The South Pass 89 and Offshore Louisiana properties have excess production costs of $816,435 and $4,578,318, respectively, as of March 31, 2007.

First Quarter 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$4,635,890	$—	$68,679	$4,704,569
Natural gas	(43,852)	—	440,964	397,112

	$4,592,038	—	$509,643	$5,101,681
Production costs and expenses(1)	(1,990,161)	28,805	(62,216)	(2,023,572)
Capital expenditures	(2,144,965)	—	(5,065)	(2,150,030)

Net Proceeds	$456,912	$28,805	$442,362	$928,079

Overriding Royalties paid to the Trust(2)	$—	$—	$398,128	$398,128

Fee Lands Royalties				34,069

Royalties paid to the Trust				$432,197

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2006 First Quarter was $98,046. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2006, South Pass 89 property processing fees totaled $51,040 and interest earned on funds escrowed totaled $25,182, while actual production costs totaled $47,367, netting proceeds of $28,805.

(2)	As a result of excess production costs being incurred in one monthly operating period and then being recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. The March 31, 2006 royalty income for the Jay Field and the South Pass 89 properties have been reduced by $2,121,713 and $32,905, respectively, of excess production costs arising in 2005. The Jay Field and South Pass 89 properties had excess production costs of $1,664,798 and $4,099, respectively as of March 31, 2006. In addition, March 31, 2006 royalty income does not include $152,103 of proceeds from November 2005 that were reported in February 2006. Revenues for November 2005 were not submitted to the Trust until April 2006. As Royalties are recorded on a cash basis, November Royalty revenues are not included in the Prior Year’s Operating Period.

The following unaudited schedule summarizes the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2007 and 2006:

	First Quarter
	2007	2006

Net Proceeds:
Revenues	$6,255,593	$5,101,681
Amounts withheld in escrow	(1,111,047)	—
Production costs and expenses	(5,619,470)	(2,023,572)
Capital expenditures	(595,245)	(2,150,030)

Net Proceeds	$(1,070,169)	$928,079

Royalties paid to the Trust:
Overriding Royalties	$584,731	$398,128
Fee Lands Royalties	89,144	34,069

Royalties paid to the Trust	$673,875	$432,197

Revenues of the Working Interest Owner with respect to the Productive Properties in the Current Operating Period increased 23% from the Prior Year’s Operating Period. As noted above, the prior year’s operating period does not include November 2005 revenues of $2.3 million. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the Current Operating Period attributable to the Productive Properties were $58.81 per barrel, $44.18 per barrel and $7.02 per thousand cubic feet (“mcf”), respectively. In the comparable 2006 period, average crude oil, natural gas liquids and natural gas prices were $60.04 per barrel, $49.13 per barrel and $12.61 per mcf, respectively. Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. Imputed liquids production was 9,980 barrels for the Current Operating Period and 945 barrels for the Prior Year’s Operating Period. There was no imputed natural gas production for the first quarter of 2007 and 26,043 thousand cubic feet for the first quarter of 2006.

In the first quarter of 2007, the Working Interest Owner reserved $1,111,047 in escrow as a result of uncertainties related to oil and gas properties. No amounts were reserved in the first quarter of 2006.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties in the Current Operating Period increased 178% primarily due to the repair of damages caused by Hurricane Rita at the Offshore Louisiana locations which is no longer offset by escrowed amounts, an increase in non-operated work-over costs and increased overhead expenses. Finally, production costs recorded by the Working Interest Owner in the first quarter of 2007 included nitrogen injection expenses. In the first quarter of 2006, the previous Working Interest Owner, Burlington Resources, included nitrogen injection expenses in capital expenditures. The change had no effect on royalties paid to the Trust.

Capital and abandonment expenditures decreased 72% in the Current Operating Period compared to the same period in 2006 primarily due to a decrease in developmental drilling and the movement of nitrogen injection expenses to production costs and expenses. In the first quarter of 2006, the previous Working Interest Owner included nitrogen injection expenses in capital expenditures.

At March 31, 2007, the Fee Lands consisted of approximately 22,420 gross acres in South Louisiana, approximately 1,015 of which were under lease.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits.

4	*	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership. Worth Basin Property.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	THE BANK OF NEW YORK TRUST COMPANY, N.A.
  Trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: May 10, 2007

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

Exhibit
Number

4	*	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership. Worth Basin Property.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).