Form 10-Q
period 2007-06-30
LL&E ROYALTY TRUST
filed 2007-08-09
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8518

LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes                                      No     ✓

At August 8, 2007, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust the “Trust” have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. The cash earnings and distributions for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year 2007.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Royalty revenues	$295,085	$297,042	$968,960	$729,239
Trust administrative expenses	(510,010)	(242,454)	(672,304)	(520,169)

Cash earnings (loss)	(214,925)	54,588	296,656	209,070
Changes in undistributed cash	214,925	(54,588)	219,076	(209,070)

Cash distributions	$—	$—	$515,732	$—

Cash distributions per Unit	$—	$—	$0.02716	$—

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash	$629,010	$848,086
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 4, 5 and 7)	76,282,000	76,282,000
Less: accumulated amortization (note 5)	(74,526,900)	(74,513,900)

Total assets	$2,384,110	$2,616,186

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,384,110	$2,616,186

Contingencies (note 8)
Total liabilities and trust corpus	$2,384,110	$2,616,186

Statements of Changes in Trust Corpus
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Trust Corpus, beginning of period (note 5)	$2,616,186	$2,393,340
Cash earnings	296,656	209,070
Cash distributions	(515,732)	—
Amortization of royalty interest (note 5)	(13,000)	(300)

Trust Corpus, end of period	$2,384,110	$2,602,110

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Through the second quarter of 2007, the Trust received approximately $968,960 in royalty revenue associated with the Jay Field and Fee Lands and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2007 totaled $837,000 and $5,819,000, respectively. The excess production costs must be recovered by the Working Interest Owner before any distribution of royalty income will be made to the Trust.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2007 has reserved $629,010 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities and other matters related to properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties was provided to the Working Interest Owner by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owner. The Working Interest Owner is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates and predictions, are subject to change.

South Pass 89

Repairs due to Hurricane Katrina damage (August 2005) were completed in the fourth quarter of 2006 and the field was substantially restored to production in December 2006. The operator, Marathon Oil Company, had

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

provided an early cost estimate of $6,000,000 ($1,500,000 net to the Trust) to repair the South Pass 89 “B” platform, however the operator has indicated the actual cost to date is estimated at $6,500,000 ($1,600,000 net to the Trust). The original cost estimate to repair the South Pass 86 “C” platform provided by the operator was $5,500,000 ($600,000 net to the Trust), however the operator has indicated the actual cost to date is estimated at $5,800,000 ($600,000 net to the Trust).

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owner that it has ceased operations and allowed the lease to expire in January 2007. Abandonment operations for the wells and platform may commence in 2007; no cost estimates have been received.

East Cameron 195

The East Cameron 195 platform was heavily damaged during Hurricane Rita; however, it was not a significant producer, had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. The operator’s early estimate of the wells-only abandonment for East Cameron 195 was $27,000,000 ($9,100,000 net to the Trust), however costs to date are estimated at $31,000,000 ($10,300,000 net to the Trust). These costs are for well abandonment only and do not include platform abandonment and debris removal costs, for which no cost estimates have been received. Well abandonment work began in February 2006 and was substantially finished in December 2006.

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita. The operator, Mariner Corporation, has provided an estimate of $3,600,000 ($900,000 net to the Trust) for diving costs, inspection and removal of the toppled platform deck from the seafloor, and abandonment of a floor line. These costs do not include well or facility abandonment costs, for which no cost estimates have been received. Only inspection and diving work has been done to date. The Working Interest Owner has cautioned the Trust that the operator may determine to plug and abandon the property rather than repair the platform and facilities.

Eugene Island 261

The Eugene Island 261 platform was damaged during Hurricane Rita but was repaired and returned to full production in November 2005. The estimated repair cost was $220,000 (resulting in costs attributable to the Trust’s interest of $44,000).

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Vermillion 331

The Vermillion 331 platform was damaged during Hurricane Rita. The operator, Energy Resources Technology, repaired the platform and returned it to production in November 2006. The estimated repair cost was $1,200,000 (resulting in costs attributable to the Trust’s interest of approximately $150,000).

Jay Field

The Jay Field gas plant was damaged by Hurricane Dennis and Tropical Storm Cindy. The damage was repaired by the first week of October 2005.

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management (Quantum). Quantum became the operator in April 2007 and has informed the Trustee that it plans to undertake a different operating and development strategy for Jay Field than the previous operator. Quantum has informed the Trustee that it plans to reduce costs by terminating the purchase and injection of nitrogen gas, conversion of the nitrogen injection lines to water injection, installation of gas lift on production wells, and the reactivation of the available water supply wells with new electrical submersible pumps to increase the current water injection levels in order to compensate for the cessation of nitrogen injection. While Quantum has informed the Trustee that this program has the potential to reduce costs and increase production, no assurance can be made that it will do so or, even if it does, will do so during 2007.

Other

The abandonment and repair costs estimated described above have had and are expected to have a material adverse effect on royalties payable from the Offshore Louisiana and South Pass 89 properties to the Trust, and from the Trust to Unit holders, for an extended period of time. As previously disclosed, the Working interest Owner began escrowing funds otherwise distributable to the Trust from the Offshore Louisiana properties and South Pass 89 property, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have had and are expected to be reduced significantly or eliminated for an extended period of time.

Other Matters Relating to the Termination of the Trust

In addition to the possibility of the Trust terminating as a result of net revenues to the Trust being less than $5 million for two successive years, the Trust may also be terminated at any time by a vote of Unit holders owning a majority of the Units and Trust may also be terminated at the expiration of twenty-one (21) years after the death of the last to die of all of the issue living at the date of execution of this Trust Agreement of John D. Rockefeller, Jr., late father of the late former Vice President of the United States, Nelson A. Rockefeller.

Upon the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Whether the Trust’s net revenues for the year ending December 31, 2007 will exceed the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2007, timing and level of hydrocarbon production (which could vary significantly from the projected production in the reserve report due to the change in the operator of the Jay Field) the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust for the year ended December 31, 2007 will be above the Termination Threshold.

During the six month period ended June 30, 2007, the Trust received approximately $808,000 and $161,000 in royalty revenues associated with the Jay Field and Fee Lands, respectively, and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2007 totaled $837,000 and $5,819,000, respectively. The excess production costs must be recovered by the Working Interest Owner before any distribution of royalty income will be made to the Trust. Due to the damages from the 2005 storms and the lack of significant royalty revenue received during the first half of 2007, there is substantial doubt regarding the Trust’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	Liquidity for Trust Expenses

As of June 30, 2007, the Trust had $629,010 in cash reserved for Trust expenses. Based on current general and administrative expenditures, in the absence of Royalty Income the Trustee expects that it will be required to borrow

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

(4)	Net Overriding Royalty Interests and Fee lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 6 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at June 30, 2007, the Fee Lands consisted of approximately 22,420 gross acres.

(5)	Basis of Presentation

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(c) Amortization of the net overriding royalty interests in productive oil and gas properties and the 3% royalty interest in Fee Lands, which is calculated on a unit-of-production basis, is charged directly to the Trust corpus since the amount does not affect cash earnings.

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2007 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

(6)	Federal Income Tax Matters

In May and June 1983, the Company applied to the Internal Revenue Service (IRS) for certain rulings, including the following: (a) the Trust would be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a “grantor” trust as to the Unit holders and not as a “simple” or “complex” trust (a “non-grantor” trust), (c) the Partnership would be classified as a partnership and not as an association taxable as a corporation, (d) the Company would not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each Overriding Royalty would constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units would be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the Trust would be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

The Company withdrew its requested ruling (d) that the Company did not recognize gain or loss upon the transfer of the Royalties to the Trust or upon distribution of the Units to its stockholders because the IRS proposed to rule that the transfer and distribution resulted in the recapture of ordinary income attributable to intangible drilling and development costs under Section 1254 of the Code (“IDC Recapture Income”). Counsel for the Company expressed no opinion on this issue. The Company and the IRS subsequently litigated the issue, and in 1989 the Tax Court rendered an opinion favorable to the Company. The Tax Court held that the Company’s transfer of the Royalties to the Trust and its distribution of the Units to its stockholders did not constitute a disposition of “oil, gas, or geothermal property” within the meaning of Section 1254 of the Code. Consequently the Company was not required to recognize IDC Recapture Income on the disposition of the Royalties. The opinion of the Tax Court has become final and nonappealable.

These financial statements are prepared on the basis that the Trust will be treated as a “grantor” trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements.

(7)	Dismantlement Costs

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $5,500,000 for the South Pass 89 property, and $6,900,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

Under the terms of the Trust Conveyances, the Working Interest Owner is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner has elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the six months ended June 30, 2007, the Working Interest Owner withheld $2,412,914 and $1,228,949 in escrow from the South Pass 89 and Offshore Louisiana Properties respectively, and none from the Jay Field. The

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Working Interest Owner expended $0, $347,964 and $958,958 as of June 30, 2007 for the Jay Field, South Pass 89 and Offshore Louisiana properties respectively. During the six months ended June 30, 2006, $918,250 was withheld from Offshore Louisiana properties.

The cumulative escrow balance as of June 30, 2007 was $4,543,402 for the Jay Field property, $2,743,792 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of June 30, 2007 for the Offshore Louisiana property was $269,991, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

The Working Interest Owner has advised the Trustee that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reductions could be significant.

(8)	Contingencies

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

If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owner to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease future royalty payments to the Trust. The Working Interest Owner has informed the Trustee that, at this time, the Working Interest Owner is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owner has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

During the six month period ended June 30, 2007, the Trust received approximately $808,000 and $161,000 in royalty revenue associated with the Jay Field and Fee Lands, respectively, and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2007 totaled $837,000 and $5,819,000, respectively. The excess production costs must be recovered by the Working Interest Owner before any distribution of royalty income will be made to the Trust.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2007 has reserved $629,010 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Whether the Trust’s net revenues for the year ending December 31, 2007 are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2007, timing and level of hydrocarbon production, which could vary significantly from the projected production in the reserve report due to the change in the operator of the Jay Field, the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust for the year ended December 31, 2007 may be above the Termination Threshold. For the period from January 1, 2007 to August 9, 2007, the Trust received approximately $808,000 and $228,000 in royalty revenue associated with the Jay Field and Fee Lands, respectively, and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of August 9, 2007, totaled $446,214, $1,143,906 and $6,175,363, respectively. Due to the uncertainty from the 2005 storms and the lack of significant royalty revenue received subsequent to December 31, 2006, there is substantial doubt regarding the Trust’s ability to continue as a going concern.

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

Liquidity and Capital Resources

As stipulated in the Trust Agreement, the Trust is intended to be passive and the Trustee’s activities are limited to the receipt of revenues attributable to the Royalties, which revenues are to be distributed currently (after payment of or provision for Trust expenses and liabilities) to the owners of the Units. The Trust has no source of liquidity or capital resources other than the revenue, if any, attributable to the Royalties.

Under the terms of the Trust Conveyances, the Working Interest Owner is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K as of and for the three years ended December 31, 2006, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $5,500,000 for the South Pass 89 property, and $6,900,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The cumulative escrow balance as of June 30, 2007 was $4,543,402 for the Jay Field property, $2,743,792 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of June 30, 2007 for the Offshore Louisiana property was $269,991, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The escrowed amounts for the South Pass 89 and Offshore Louisiana properties are expected to decrease in the future as funds are released to cover substantial increases in estimated capital expenditures and dismantlement costs, respectively, for those properties due to damage caused by Hurricanes Katrina and Rita.

The Working Interest Owner has advised the Trustee that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed. If the Working Interest Owner begins to escrow additional funds, the Royalties paid to the Trust would be reduced and the reductions could be significant.

Results of Operations

	Second Quarter		First Half
	2007	2006	2007	2006

Royalty revenues	$295,085	$297,042	$968,960	$729,239
Trust administrative expenses	(510,010)	(242,454)	(672,304)	(520,169)

Cash earnings	$(214,925)	$54,588	$296,656	$209,070
Change in undistributed cash	214,925	(54,588)	219,076	(209,070)

Cash distributions	$—	$—	$515,732	$—

Cash distributions per unit	$—	$—	$0.02716	$—

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2007 and 2006 (the 2007 and 2006 “Second Quarters” and “First Half”, respectively) are attributable to the Working Interest Owner’s operations during the periods January through March (the “Three-Month Operating Periods”) of 2007 and 2006, respectively, and the periods October 2006 through March 2007 and October 2005 through March 2006 (the 2007 and 2006 “Six-Month Operating Periods”, respectively). Revenues for November 2005 were not submitted to the Trust until April 2006. As Royalties are recorded on a cash basis, November 2005 production, which is February 2006 Royalty revenues of $152,103 are included in the Second Quarter of 2006.

There were no distributions made to the Unit holders for the 2007 Second Quarter or the 2006 Second Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $629,010 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Second Quarter 2007 and 2006, the Trust received cash of $295,085 and $297,042, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2007 and 2006 Second Quarters were as follow:

	2007	2006

April	$0.0000	$0.0000
May	0.0000	0.0000
June	0.0000	0.0000

	$0.0000	$0.0000

Distributions to the Unit holders for the First Half of 2007 amounted to $515,732 and there were no distributions for the First Half of 2006. During the First Half of 2007 and 2006, the Trust received cash of $968,960 and $729,239, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2007:

Second Quarter 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$4,458,296	$1,888,317	$461,181	$6,807,794
Natural gas	—	—	181,317	181,317

	4,458,296	1,888,317	642,498	6,989,111
Amounts withheld in escrow	—	(1,888,317)	(642,498)	(2,530,815)
Production costs and expenses(1)	(3,942,641)	(20,549)	(1,137,177)	(5,100,367)
Capital expenditures	(67,513)	—	(103,975)	(171,488)

Net Proceeds	$448,142	$(20,549)	$(1,241,152)	$(813,559)

Overriding Royalties paid to the Trust(2)	$224,071	$—	$—	$224,071

Fee Lands Royalties				71,014

Royalties paid to the Trust				$295,085

First Half 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$9,602,844	$2,315,155	$704,329	$12,622,328
Natural gas	—	97,759	524,620	622,379

	9,602,844	2,412,914	1,228,949	13,244,707
Amounts withheld in escrow	—	(2,412,914)	(1,228,949)	(3,641,863)
Production costs and expenses(1)	(7,696,339)	(287,102)	(2,736,395)	(10,719,836)
Capital expenditures	(288,900)	—	(477,833)	(766,733)

Net Proceeds	$1,617,605	$(287,102)	$(3,214,228)	$(1,883,725)

Overriding Royalties paid to the Trust(2)	$808,803	$—	$—	$808,803

Fee Lands Royalties				160,157

Royalties paid to the Trust				$968,960

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2007 Second Quarter and 2007 First Half was $103,416 and $188,620, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2007 Second Quarter production costs and expenses include processing fee income of $297,359. For the 2007 First Half, South Pass 89 processing fees earned were $421,673

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2006:

Second Quarter 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$7,912,655	$—	$218,179	$8,130,834
Natural gas	(6,983)	—	1,014,315	1,007,332

	7,905,672	—	1,232,494	9,138,166
Amounts withheld in escrow	—	—	(918,250)	(918,250)
Production costs and expenses(1)	(5,260,348)	(91,519)	(125,959)	(5,477,826)
Capital expenditures	(2,361,734)	—	(11,493)	(2,373,227)

Net Proceeds	$283,590	$(91,519)	$176,792	$368,863

Overriding Royalties paid to the Trust(2)	$—	$—	$129,937	$129,937

Fee Lands Royalties				167,105

Royalties paid to the Trust				$297,042

First Half 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$12,548,545	$—	$286,858	$12,835,403
Natural gas	(50,835)	—	1,455,279	1,404,444

	12,497,710	—	1,742,137	14,239,847
Amounts withheld in escrow	—	—	(918,250)	(918,250)
Production costs and expenses(1)	(7,250,509)	(62,714)	(188,175)	(7,501,398)
Capital expenditures	(4,506,699)	—	(16,558)	(4,523,257)

Net Proceeds	$740,502	$(62,714)	$619,154	$1,296,942

Overriding Royalties paid to the Trust(2)	$—	$—	$528,065	$528,065

Fee Lands Royalties				201,174

Royalties paid to the Trust				$729,239

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2006 Second Quarter and 2006 First Half was $203,783 and $301,829, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2006 Second Quarter, production costs and expenses include a processing fee charge of $26,972. For the 2006 First Half, South Pass 89 processing fees earned were $24,069.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2007 and 2006:

	Second Quarter		First Half
	2007	2006	2007	2006

Net Proceeds:
Revenues	$6,989,111	$9,138,166	$13,244,707	$14,239,847
Amounts withheld in escrow	(2,530,815)	(918,250)	(3,641,863)	(918,250)
Production costs and expenses	(5,100,367)	(5,477,826)	(10,719,836)	(7,501,398)
Capital expenditures	(171,488)	(2,373,227)	(766,733)	(4,523,257)

Net Proceeds	$(813,559)	$368,863	$(1,883,725)	$1,296,942

Royalties paid to the Trust:
Overriding Royalties	$224,071	$129,937	$808,803	$528,065
Fee Lands Royalties	71,014	167,105	160,157	201,174

Royalties paid to the Trust	$295,085	$297,042	$968,960	$729,239

With respect to the Productive Properties in the Current Operating Period, revenues of the Working Interest Owner decreased approximately 24% in the 2007 Three-Month Operating Period and decreased approximately 7% in the 2007 Six-Month Operating Period versus the comparable periods in 2006 as a result the Jay Five trunk line being down from December 20, 2006 to April 2nd, 2007, partially offset by South 89 properties producing in 2007. Natural production decline is a contributor to the decrease in revenue. The second quarter 2006 numbers include February 2006 Royalty revenues of $2.3 million that were not included in the Trust’s distribution until April 2006. Additionally, volumes were impacted at Jay Field primarily due to a down trunkline that was repaired in April 2006. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2007 Three-Month Operating Period attributable to the Productive Properties were $57.55 per barrel, $40.35 per barrel and $8.55 per thousand cubic feet (“mcf”), respectively. In the comparable 2006 period, average crude oil, natural gas liquids and natural gas prices were $61.18 per barrel, $45.33 per barrel and $8.57 per mcf, respectively. In the

2007 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $58.12 per barrel, $42.50 per barrel and $7.40 per mcf, respectively. In the comparable 2006 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $60.25 per barrel, $46.55 per barrel and $9.84 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There were 3,878 barrels of imputed liquids production for the 2007 Three-Month Operating Period and none for the 2006 Three-Month Operating Period. There was no imputed natural gas production for either the 2007 Three-Month Operating Period or for the 2006 Three-Month Operating Period.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately 7% in the 2007 Three-Month Operating Period and increased 43% in the 2007 Six-Month Operating Period versus the comparable periods in 2006. The decrease in the Three-Month Operating Period is primarily due to February 2006 production costs of $1,200,000 that were not included in the Trust’s distribution until April 2006. The decrease is offset by an increase in lease operating expenses of approximately $700,000 and an increase in interest on excess production costs of approximately $100,000. The increase in production costs and expenses for the Six-Month Operating Period are primarily due to increased lease operating expenses at Jay Field and Offshore Louisiana.

Capital expenditures decreased 93% in the 2007 Three-Month Operating Period and decreased 83% for the 2007 Six-Month Operating Period versus the comparable periods in 2006. The decrease in the Three-Month Operating Period is primarily due to February 2006 capital expenditures of $1,200,000 that were not included in the Trust’s distribution until April 2006. In addition, there were Nitrogen Injection expenses for approximately $466,000 and Developmental Drilling costs from approximately $586,000 recognized in capital and abandonment expenses during the second quarter of 2006, not incurred in 2007. The decrease in the 2007 Six-Month Operating Period versus the comparable period in 2006 is primarily due to a decrease in developmental drilling at Jay Field.

At June 30, 2007, the Fee Lands consisted of approximately 22,420 gross acres in south Louisiana, approximately 1,015 of which were under lease.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Trust does not engage in any operations and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust’s monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owner. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, (in particular, political disruption, war or other armed conflict in or affecting oil producing regions);

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

Item 4.	Controls and Procedures

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three and six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

(a) Exhibits

Exhibit
Number			Description

4	*	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	THE BANK OF NEW YORK TRUST COMPANY, N.A.
  Trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: August 9, 2007

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