Form 10-Q
period 2007-09-30
LL&E ROYALTY TRUST
filed 2007-11-13
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At November 13, 2007, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006. The cash earnings and distributions for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year 2007.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Royalty revenues	$163,563	$689,169	$1,132,523	$1,418,408
Trust administrative expenses	(330,507)	(298,572)	(1,002,811)	(818,741)

Cash earnings (deficit)	(166,944)	390,597	129,712	599,667
Changes in undistributed cash	166,944	(7,579)	386,020	(216,649)

Cash distributions	$—	$383,018	$515,732	$383,018

Cash distributions per Unit	$—	$.0202	$.02716	$.0202

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Cash	$462,066	$848,086
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 4, 5 and 7)	76,282,000	76,282,000
Less: accumulated amortization (note 5)	(74,526,900)	(74,513,900)

Total assets	$2,217,166	$2,616,186

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,217,166	$2,616,186

Total liabilities and trust corpus	$2,217,166	$2,616,186

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Trust Corpus, beginning of period (note 5)	$2,616,186	$2,393,340
Cash earnings (deficit)	129,712	599,667
Cash distributions	(515,732)	(383,018)
Amortization of royalty interest (note 5)	(13,000)	(5,300)

Trust Corpus, end of period	$2,217,166	$2,604,689

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. “New BR”. Consequently, “New BR” is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust. In December 2006, ConocoPhillips, as working interest owner, and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the Jay Field properties located in Florida and Alabama to Quantum Resource Management (“Quantum”). Quantum began operating the Jay Field properties in April 2007. As used in this report, the terms “Working Interest Owner” and “Working Interest Owners” refers to ConocoPhillips for the South Pass 89 and Offshore Louisiana properties and Quantum for the Jay Field properties.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net revenues to the Trust for the year ended December 31, 2006, calculated as described above, were below the Termination Threshold, thus triggering year one of the Trust’s termination provision. Should the Trust’s net revenues for the year ended December 31, 2007 also fall below the $5,000,000 termination threshold, the Trust would be required to terminate effective December 31, 2007.

During the nine month period ended September 30, 2007, the Trust received approximately $1,133,000 in royalty revenue associated with the Jay Field and Fee Lands and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2007 totaled $233,000, $1,298,000 and $6,589,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust. Therefore, the Trustee anticipates that the Trust will terminate on December 31, 2007.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been and will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2007 has reserved $462,000 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owner that it has ceased operations and allowed the lease to expire in January 2007. Abandonment operations for the wells and platform did not commence in 2007 and may commence in 2008; no cost estimates have been received.

East Cameron 195

The East Cameron 195 platform was heavily damaged during Hurricane Rita; however, it was not a significant producer, had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. The operator’s early estimate of the wells-only abandonment for East Cameron 195 was $27,000,000 ($9,100,000 net to the Trust), however costs to date are estimated at $31,000,000 ($10,300,000 net to the Trust). These costs are for well abandonment only and do not include platform abandonment and debris removal costs. Well abandonment work began in February 2006 and was substantially finished in December 2006 (7 wells were plugged and abandoned and 3 wells have remaining plugging work that will be completed as part of the platform and debris removal process). Platform abandonment and debris removal work has not commenced and the Working Interest Owner has not received an estimated cost for such work from the operator.

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita. The operator, Mariner Corporation, has provided an estimate of $3,600,000 ($900,000 net to the Trust) for diving costs, inspection and removal of the toppled platform deck from the seafloor, and abandonment of a pipeline. These costs do not include well or facility abandonment costs, for which no cost estimates have been received. Inspection, diving and some initial debris removal work has been done to date. The Working Interest Owner has not received any estimated costs for plugging and abandonment of wells or platform or debris removal from the operator. In September 2007, the Working Interest Owner (and another co-owner in the property) declined a proposal by the operator to redevelop property at a different surface location. The operator has not subsequently advised the Working Interest Owner of a decision regarding the property, which could include a decision to plug and abandon the wells, platform and facilities.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Eugene Island 261

The Eugene Island 261 platform was damaged during Hurricane Rita but was repaired and returned to production in November 2005. The estimated repair cost was $220,000 (resulting in costs attributable to the Trust’s interest of $44,000).

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

In December 2006, the Working Interest Owners and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management (Quantum). Quantum became the operator in April 2007 and has informed the Trustee that it plans to undertake a more aggressive development strategy for Jay Field than the previous operator. In October 2007, Quantum informed the Trustee that it purchased air separation units in the fourth quarter of 2007 and, as such, it believes it unlikely that there will be any additional distributions to the Trust from Jay Field in 2007.

Other

The abandonment and repair costs estimated described above have had and are expected to have a material adverse effect on royalties payable from the South Pass 89, Offshore Louisiana, and Jay Field properties to the Trust, and from the Trust to Unit holders, for an extended period of time. As previously disclosed, the Working Interest Owners began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been and are expected to be reduced significantly or eliminated for an extended period of time.

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

Whether the Trust’s net revenues for the year ending December 31, 2007 will exceed the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2007, timing and level of hydrocarbon production (which could vary significantly from the projected production in the reserve report due to the change in the operator of the Jay Field), the level of capital expenditures, and other operational matters as well as administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust for the year ended December 31, 2007 will be above the Termination Threshold.

During the nine month period ended September 30, 2007, the Trust received approximately $809,000 and $324,000 in royalty revenues associated with the Jay Field and Fee Lands, respectively, and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2007 totaled $233,000, $1,298,000 and $6,589,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust. Due to the damages from the 2005 storms, the change in the operator of the Jay Field and the lack of significant royalty revenue received during the first nine months of 2007, there is substantial doubt regarding the Trust’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3)	Liquidity for Trust Expenses

As of September 30, 2007, the Trust had $462,000 in cash reserved for Trust expenses. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

(4)	Net Overriding Royalty Interests and Fee lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owners or any successor working interest owners will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyances of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owners or any successor working interest owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owners in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 6 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at September 30, 2007, the Fee Lands consisted of approximately 22,420 gross acres in South Louisiana approximately 982 of which were under lease.

(5)	Basis of Presentation

The financial statements of the Trust are prepared on the following basis:

(a) Royalties are recorded on a cash basis and are generally received by the Trustee in the third month following the month of production of oil and gas attributable to the Trust’s interest.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2007, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, the total future dismantlement costs to the Working Interest Owners are estimated to be $14,200,000 for the Jay Field property, $5,500,000 for the South Pass 89 property, and $6,900,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

Under the terms of the Trust Conveyances, the Working Interest Owners are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owners have elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the nine months ended September 30, 2007, the Working Interest Owners withheld $2,947,000 and $2,067,000 in escrow from the South Pass 89 and Offshore Louisiana Properties

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

respectively. The Working Interest Owners expended $348,000 and $959,000 of the escrowed amounts during the nine months ended September 30, 2007 for the South Pass 89 and Offshore Louisiana properties, respectively. During the nine months ended September 30, 2006, $1,548,000 was withheld from Offshore Louisiana properties.

The cumulative escrow balance as of September 30, 2007 was $4,543,000 for the Jay Field property and $3,278,000 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of September 30, 2007 for the Offshore Louisiana property was $1,108,000, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if they determine in their sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

The Working Interest Owners have advised the Trustee that they intend to continue monitoring their estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owners are under no obligation to give any advance notice to the Trustee or the Unit holders in the event they determine that additional funds should be escrowed.

(8)	Contingencies

The Trustee has been informed by the Working Interest Owners that the Working Interest Owners have been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owner with the Minerals Management Service, thereby violating the civil False Claims Act.

If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owners to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease future royalty payments to the Trust. The Working Interest Owners have informed the Trustee that at this time, the Working Interest Owners are not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

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

The unaudited data included in the financial statements and notes thereto in Item 1 are an integral part of this discussion and analysis and should be read in conjunction herewith. The information contained herein regarding operations and exploration and development activities on the properties burdened by the Royalties, and certain other matters, has been furnished by the Working Interest Owners.

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

During the nine month period ended September 30, 2007, the Trust received approximately $809,000 and $324,000 in royalty revenue associated with the Jay Field and Fee Lands, respectively, and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2007 totaled $233,000, $1,298,000 and $6,589,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust. Therefore, the Trustee anticipates that the Trust will terminate on December 31, 2007.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee, as of September 30, 2007, has reserved $462,000 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities and other matters related to properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owners have received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties provided to the Working Interest Owners by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owners. The Working Interest Owners are not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates are subject to change.

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owner that it has ceased operations and allowed the lease to expire in January 2007. Abandonment operations for the wells and platform did not commence in 2007 and may commence in 2008; no cost estimates have been received.

East Cameron 195

The East Cameron 195 platform was heavily damaged during Hurricane Rita; however, it was not a significant producer, had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. The operator’s early estimate of the wells-only abandonment for East Cameron 195 was $27,000,000 ($9,100,000 net to the Trust), however costs to date are estimated at $31,000,000 ($10,300,000 net to the Trust). These costs are for well abandonment only and do not include platform abandonment and debris removal costs. Well abandonment work began in February 2006 and was substantially finished in December 2006 (7 wells were plugged and abandoned and 3 wells have remaining plugging work that will be completed as part of the platform and debris removal process). Platform abandonment and debris removal work has not commenced and the Working Interest Owner has not received an estimated cost for such work from the operator.

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita. The operator, Mariner Corporation, has provided an estimate of $3,600,000 ($900,000 net to the Trust) for diving costs, inspection and removal of the toppled platform deck from the seafloor, and abandonment of a pipeline. These costs do not include well or facility abandonment costs, for which no cost estimates have been received. Inspection, diving and some initial debris removal work has been done to date. The Working Interest Owner has not received any estimated costs for plugging and abandonment of wells or platform or debris removal from the operator. In September 2007, the Working Interest Owner (and another co-owner in the property) declined a proposal by the operator to redevelop property at a different surface location. The operator has not subsequently advised the Working Interest Owner of a decision regarding the property, which could include a decision to plug and abandon the wells, platform and facilities.

Eugene Island 261

The Eugene Island 261 platform was damaged during Hurricane Rita but was repaired and returned to production in November 2005. The estimated repair cost was $220,000 (resulting in costs attributable to the Trust’s interest of $44,000).

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

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management (Quantum). Quantum became the operator in April 2007 and has informed the Trustee that it plans to undertake a more aggressive development strategy for Jay Field than the previous operator. In October 2007, Quantum informed the Trustee that it plans to purchase air separation units in the fourth quarter of 2007 and believe it unlikely that there will be any additional distributions to the Trust in 2007.

Other

ConocoPhillips has advised the Trustee that it is in the process of analyzing the scope and applicability of the insurance policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and is in the process of discussing these matters with the carrier’s claim adjusters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties, which is difficult as it relates to non-operated properties. The Working Interest Owner has informed the Trustee that it has submitted claims to its carriers for a portion of the damages caused by the storms, but cautioned the Trustee that certain of the properties in which the Trust has an interest, particularly South Marsh Island 76 and East Cameron 195, will require additional significant and expensive plugging, dismantling and abandonment work during 2008 or longer. Consequently, the Working Interest Owner anticipates that it may continue to receive invoices from the operators of certain of the properties in which the Trust has an interest through at least 2008, and consequently may be continuing to submit claims to its carriers beyond that date.

The Working Interest Owner has informed the Trustee that it has received relatively small payments from its carriers on certain of the claims (including claims on properties that are not subject to the Trust) it has submitted to date, but that it has not yet allocated any of the payments received to specific costs incurred or properties. Consequently, as of November 13, 2007, the Working Interest Owner has not determined whether any of the payments it has received to date are allocable to any of the costs the Working Interest Owner has incurred at properties in which the Trust has an interest. The Working Interest Owner has further advised the Trustee that as of the November 2007 disbursement to the Trust, the Special Cost Escrows for the South Pass 89 and Offshore Louisiana properties are underfunded (with the underfundings being estimated by the Working Interest Owner at $1.7 million and $4.8 million, respectively), and based on its review of the Excess Production Costs at the South Pass 89 and Offshore Louisiana properties as of the November 2007 distribution to the Trust, the Working Interest Owner does not believe that there is any possibility that any insurance payment amounts received to date that may ultimately be allocated to the South Pass 89 and Offshore Louisiana properties would be sufficient to result in distributions to the Trust on the Royalties before the termination of the Trust, which is expected to occur at the end of December 2007. Further, based on the ongoing and incomplete status of claims submitted to its carriers to date, and the additional significant and expensive plugging, dismantling and abandonment work anticipated for South Marsh Island 76 and East Cameron 195 during 2008 or longer that could result in the Working Interest Owner filing additional claims with its carriers, the Working Interest Owner cannot make any projection on whether any insurance payment amounts that it may ultimately receive would result in any distribution to the Trust.

The abandonment and repair costs estimated described above have had and are expected to have a material adverse effect on royalties payable from the South Pass 89, Offshore Louisiana, and Jay Field properties to the

Trust, and from the Trust to Unit holders, for an extended period of time. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been and are expected to be reduced significantly or eliminated for an extended period of time.

Whether the Trust’s net revenues for the year ending December 31, 2007 are above the Termination Threshold will depend on the timing of repairs to damaged properties in which the Trust has an interest, oil and natural gas prices for 2007, timing and level of hydrocarbon production, which could vary significantly from the projected production in the reserve report due to the change in the operator of the Jay Field, the level of capital expenditures, and other operational matters, as well as, administrative expenses of the Trust. Therefore, there can be no assurance that the net revenues of the Trust for the year ended December 31, 2007 may be above the Termination Threshold. For the period from January 1, 2007 to November 13, 2007, the Trust received approximately $1,566,000 and $363,000 in royalty revenue associated with the Jay Field and Fee Lands, respectively, and no royalty revenue was received from the Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of November 13, 2007, totaled $2,293,000, $1,775,000 and $7,345,000, respectively. Due to the damage from the 2005 storms, the lack of significant royalty revenue received subsequent to December 31, 2006, and the expense being incurred at the Jay Field property as discussed above, there is substantial doubt regarding the Trust’s ability to continue as a going concern.

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

Under the terms of the Trust Conveyances, the Working Interest Owners are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006, the total future dismantlement costs to the Working Interest Owners are estimated to be $14,200,000 for the Jay Field property, $5,500,000 for the South Pass 89 property, and $6,900,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The cumulative escrow balance as of September 30, 2007 was $4,543,000 for the Jay Field property, and $3,278,000 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of September 30, 2007 for the Offshore Louisiana property was $1,108,000, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if they determine in their sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so. The escrowed amounts for the South Pass 89 and Offshore Louisiana properties are expected to decrease in the future as funds are released to cover substantial increases in estimated capital expenditures and dismantlement costs, respectively, for those properties due to damage caused by Hurricanes Katrina and Rita.

The Working Interest Owners have advised the Trustee that they intend to continue monitoring their estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owners are under no obligation to give any advance notice to the Trustee or the Unit holders in the event they determine that additional funds should be escrowed.

Results of Operation

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Royalty revenues	$163,563	$689,169	$1,132,523	$1,418,408
Trust administrative expenses	(330,507)	(298,572)	(1,002,811)	(818,741)

Cash earnings (deficit)	(166,944)	$390,597	129,712	$599,667
Change in undistributed cash	166,944	(7,579)	386,020	(216,649)

Cash distributions	$—	$383,018	$515,732	$383,018

Cash distributions per unit	$—	.0202	$.02716	.0202

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2007 and 2006 (the 2007 and 2006 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owners’ operations during the periods April through June (the “Three-Month Operating Periods”) of 2007 and 2006, respectively, and the periods October 2006 through June 2007 and October 2005 through June 2006 (the 2007 and 2006 “Nine-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2007 Third Quarter and $383,018 ($.0202 per Unit) for the 2006 Third Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $462,000 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Third Quarter 2007 and 2006, the Trust received cash of $163,563 and $689,169, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2007 and 2006 Third Quarters were as follow:

	2007	2006

July	$.0000	$.0000
August	.0000	.0000
September	.0000	.0202

	$.0000	$.0202

Distributions to Unit holders for the First Nine Months of 2007 and 2006 amounted to $515,732 ($.02716 per Unit) and $383,018 ($.0202 per Unit), respectively. During these periods, the Trust received cash of $1,132,523 and $1,418,408, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2007:

Third Quarter 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$4,857,168	$534,018	$518,217	$5,909,403
Natural gas	20,779	—	319,785	340,564

	4,877,947	534,018	838,002	6,249,967
Amounts withheld in escrow	—	(534,018)	(838,002)	(1,372,020)
Production costs and expenses(1)	(5,102,235)	(458,346)	(386,223)	(5,946,804)
Capital expenditures	—	(2,416)	(383,308)	(385,724)

Net Proceeds	$(224,288)	$(460,762)	$(769,531)	$(1,454,581)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				163,563

Royalties paid to the Trust				$163,563

First Nine Months 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$14,460,012	$2,849,173	$1,222,546	$18,531,731
Natural gas	20,779	97,759	844,405	962,943

	14,480,791	2,946,932	2,066,951	19,494,674
Amounts withheld in escrow	—	(2,946,932)	(2,066,951)	(5,013,883)
Production costs and expenses(1)	(12,798,574)	(745,448)	(3,122,618)	(16,666,640)
Capital expenditures	(288,900)	(2,416)	(861,141)	(1,152,457)

Net Proceeds	$1,393,317	$(747,864)	$(3,983,759)	$(3,338,306)

Overriding Royalties paid to the Trust(2)	$808,803	$—	$—	$808,803

Fee Lands Royalties				323,720

Royalties paid to the Trust				$1,132,523

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2007 Third Quarter and 2007 First Nine Months was $132,000 and $320,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2007 Third Quarter, production costs and expenses include processing fee income of $197,000. For the First Nine Months of 2007, South Pass 89 processing fees earned were $618,000.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

The following unaudited schedules provide summaries of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2006:

Third Quarter 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$7,190,151	$—	$119,345	$7,309,496
Natural gas	89,050	—	510,501	599,551

	7,279,201	—	629,846	7,909,047
Amounts withheld in escrow	—	—	(629,846)	(629,846)
Production costs and expenses(1)	(4,546,472)	(279,382)	(109,176)	(4,935,030)
Capital expenditures	(115,169)	—	—	(115,169)

Net Proceeds	$2,617,560	$(279,382)	$(109,176)	$2,229,002

Overriding Royalties paid to the Trust(2)	$618,176	$—	$—	$618,176

Fee Lands Royalties				70,993

Royalties paid to the Trust				$689,169

First Nine Months 2006

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$19,738,697	$—	$406,203	$20,144,900
Natural gas	38,215	—	1,965,780	2,003,995

	19,776,912	—	2,371,983	22,148,895
Amounts withheld in escrow	—	—	(1,548,097)	(1,548,097)
Production costs and expenses(1)	(11,796,977)	(342,094)	(397,360)	(12,536,431)
Capital expenditures	(4,621,869)	—	(16,558)	(4,638,427)

Net Proceeds	$3,358,066	$(342,094)	$409,968	$3,425,940

Overriding Royalties paid to the Trust(2)	$618,176	$—	$528,063	$1,146,239

Fee Lands Royalties				272,169

Royalties paid to the Trust				$1,418,408

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2006 Third Quarter and 2006 First Nine Months was $169,000 and $471,000, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2006 Third Quarter, processing fees totaled $21,000 and interest earned on funds escrowed totaled $32,000, while actual production costs totaled $333,000, netting to production costs of $279,000. For the First Nine Months of 2006, processing fees totaled $45,000 and interest earned on funds escrowed totaled $107,000, while actual production costs totaled $494,000, netting to production costs of $342,000.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

The following unaudited schedule provides a summary of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2007 and 2006:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Net Proceeds:
Revenues	$6,249,967	$7,909,047	$19,494,674	$22,148,895
Amounts withheld in escrow	(1,372,020)	(629,846)	(5,013,883)	(1,548,097)
Production costs and expenses	(5,946,804)	(4,935,030)	(16,666,640)	(12,536,431)
Capital expenditures	(385,724)	(115,169)	(1,152,457)	(4,638,427)

Net Proceeds	$(1,454,581)	$2,229,002	$(3,338,306)	$3,425,940

Royalties paid to the Trust:
Overriding Royalties	—	$618,176	$808,803	$1,146,239
Fee Lands Royalties	163,563	70,993	323,720	272,169

Royalties paid to the Trust	$163,563	$689,169	$1,132,523	$1,418,408

With respect to the Productive Properties in the Current Operating Period, revenues of the Working Interest Owners decreased approximately 21% in the 2007 Three-Month Operating Period and decreased approximately 12% in the 2007 Nine-Month Operating Period versus the comparable periods in 2006 as a result the Jay Five trunk line being down from December 20, 2006 to April 2, 2007, partially offset by South 89 properties producing in 2007. Natural production decline is also a contributor to the decrease in revenue. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the 2007 Three-Month Operating Period attributable to the Productive Properties were $64.69 per barrel, $42.23 per barrel and $8.50 per thousand cubic feet (“mcf”), respectively. In the comparable 2006 period, average crude oil, natural gas liquids and natural gas prices were $68.20 per barrel, $49.24 per barrel and $7.39 per mcf, respectively. In the 2007 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $60.10 per barrel, $42.48 per barrel and $6.62 per mcf, respectively. In the comparable 2006 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $62.94 per barrel, $47.42 per barrel and $8.95 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed production for the 2007 Three-Month Operating Period and 9,375 imputed barrels of oil equivalent produced for the 2006 Three-Month Operating Period. There was 13,858 imputed barrels of oil equivalent produced for the 2007 Nine-Month Operating Period and 16,786 imputed barrels of oil equivalent produced for the 2006 Nine-Month Operating Period.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties increased approximately 21% and 34% in the 2007 Three-Month Operating Period and the 2007 Nine-Month Operating Period, respectively, versus the comparable periods in 2006. The increase in the Three-Month Operating Period is primarily due to an increase in the amount of gas purchased during the quarter compared to 2006 for Jay Field. The increase in production costs and expenses for the Nine-Month Operating Period are primarily due to increased lease operating expenses, non-operated overhead, and labor costs at Jay Field and Offshore Louisiana.

Capital expenditures increased 235% in the 2007 Three-Month Operating Period and decreased 75% for the 2007 Nine-Month Operating Period versus the comparable periods in 2006. The increase in the Three-Month Operating Period is primarily due to Offshore Louisiana properties due to the Vermillion 331 production being brought back on line. The decrease in the 2007 Nine-Month Operating Period versus the comparable period in 2006 is primarily due to a decrease in developmental drilling at Jay Field.

At September 30, 2007, the Fee Lands consisted of approximately 22,420 gross acres in south Louisiana, approximately 982 of which were under lease.

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

The Trust maintains disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated by the Working Interest Owners to the Trustee and its employees who participate in the preparation of the Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Trustee carried out an evaluation of the design and operation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Vice President of the Trustee, has concluded that these controls and procedures were effective at the time.

Due to the contractual arrangements pursuant to which the Trust was created and the terms of the related Conveyances regarding information furnished by the Working Interest Owners, the Trustee relies on (i) information provided by the Working Interest Owners, including all information relating to the productive properties burdened by the Royalties, such as operating data, data regarding operating and capital expenditures, geological data relating to reserves, information regarding environmental and other conditions relating to the productive properties, liabilities and potential liabilities potentially affecting the revenues to the Trust’s interest, the effects of regulatory changes and of the compliance of the operators of the properties with applicable laws, rules and regulations, the number of producing wells and acreage, and plans for future operating and capital expenditures, and (ii) conclusions of independent reserve engineers regarding reserves. The conclusions of the independent reserve engineers are based on information received from the Working Interest Owners.

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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

Date: November 13, 2007

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.