Form 10-K
period 2007-12-31
LL&E ROYALTY TRUST
filed 2008-05-20
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑.

As of June 30, 2007, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $29,816,347.

As of March 29, 2008, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

Documents Incorporated by Reference:  None

Statements, other than historical facts, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Working Interest Owners’ or operators’ strategies, plans and objectives, are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Working Interest Owners have advised the Trust that they believe that the forward looking statements are based on reasonable assumptions, such statements are subject to a wide range of risks and uncertainties incident to the exploration for, development and marketing of oil and gas, and no assurance can be given that the estimates and expectations will be realized. In addition, all statements regarding future activities, events or expectations regarding or relating to the sale of the Trust’s assets are “forward looking statements.” Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the operators’ success in developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets and market for oil and gas royalty assets similar to those held by the Trust. Other risk factors are discussed elsewhere in this Form 10-K, including the risk factors described under Item 1A — Risk Factors.

PART I

Item 1.	Business

INTRODUCTION

LL&E Royalty Trust (the “Trust”) was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the “Trust Agreement”) between The Louisiana Land and Exploration Company (including its successors, as the context requires, the “Company”) and First City National Bank of Houston. Since October 2, 2006, The Bank of New York Trust Company, N.A. has served as Trustee. The Trustee’s offices are located at 919 Congress Avenue, Austin, Texas 78701, and its telephone number is 1-800-852-1422. The Company is also referred to herein as the Working Interest Owner in its capacity as the owner of the working interests in the Properties referred to below. The term Working Interest Owner(s) includes the successors and assigns of such working interests, including Quantum Resources Management, LLC, as assignee of the working interest in the Jay Field Productive Property (as defined below), which assignment occurred on December 21, 2006.

Upon creation of the Trust, the Company conveyed to the Trust (a) net overriding royalty interests (equivalent to net profits interests) (the “Overriding Royalties”) in certain productive oil and gas properties located in Alabama, Florida and in federal waters offshore Louisiana (the “Productive Properties”) and (b) 3 percent royalty interests (the “Fee Lands Royalties”) in certain of the Company’s then unleased, undeveloped south Louisiana fee lands (the “Fee Lands”). The Productive Properties and the Fee Lands are collectively referred to herein as the “Properties”. Title to the Overriding Royalties and the Fee Lands Royalties (collectively referred to herein as the “Royalties”) is held by a partnership (the “Partnership”) of which the Trust and the Company are the only partners, holding a 99 percent and a 1 percent interest, respectively. The Royalties are the only assets of the Partnership. The term “Royalties” reflects the Partnership interest of the Trust, and references to specific amounts of Royalties are references to the Trust’s interest in the Overriding Royalties or Fee Lands Royalties held by the Partnership. The instruments of conveyance which transferred the Royalties to the Trust and subsequently to the Partnership are collectively referred to herein as the “Conveyances”. The Trust is passive, with the Trustee having only such powers as are necessary for collection and distribution of the revenues resulting from the Royalties, the payment of Trust liabilities and the conservation, protection and sale of the Trust estate.

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

In accordance with the Trust Agreement, the Trust is required to terminate effective as of December 31, 2007. The Trustee will continue to serve as such until the affairs of the Trust are completed. See “Terms and Operations of the Trust — Termination of the Trust.”

The Trustee has no authority or responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of and operations on the Productive Properties and Fee Lands, the calculation of the payments made with respect to the Royalties, and certain other matters has been furnished to the Trustee by the Working Interest Owners.

TERMS AND OPERATION OF THE TRUST

Creation and Operation of the Trust

Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See “Terms and Operation of the Trust — The Partnership”. The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. In accordance with the Trust Agreement, the Trustee intends to sell the Royalties and distribute the net proceeds, after payment of all expenses and establishing such reserves as the Trustee deems appropriate. To simplify the discussion in this Form 10-K, the existence of the Partnership is sometimes ignored.

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

The Trust has no employees; administrative functions of the Trust are performed by the Trustee. The Conveyances provide that the Working Interest Owners will maintain books and records sufficient to determine the amounts payable under the Royalties.

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

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were $1,634,740 and $2,094,226, respectively. Consequently, the Trust is required to terminate effective December 31, 2007, and is in the process of selling the Royalties and liquidating the assets of the Trust. The Trustee has retained Stifel, Nicolaus & Company, Incorporated, as its financial advisor in connection with the sale of the Royalties.

As a result of the termination of the Trust, the Trustee is required to sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provisions for all then existing liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all cash then held by it as promptly as practicable in its capacity as Trustee and, if necessary, will set up reserves in the amounts the Trustee deems appropriate to provide for payment of contingent liabilities. After the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and completing the affairs of the Trust.

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

Timing of Liquidation

The Trust Agreement provides that the Trust will terminate if net revenues fall below $5,000,000 (the “Termination Threshold”) for two successive years. Net revenues to the Trust in 2006 and 2007 fell below the Termination Threshold. The Trustee intends to sell the assets as soon as practicable.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

ASSETS	December 31, 2007
Cash	$331,983
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	24,888,456

Net assets in process of liquidation	$25,220,439

The net overriding royalty interest in oil and gas properties at December 31, 2007 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2007. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•	The Trust’s estimated share of oil and gas reserve volumes at December 31, 2007, were derived from the reserve report prepared by Miller and Lents dated March 19, 2008, for the production period ending September 30, 2007, attached to this Report on Form 10-K.

•	The estimated fair value does not include any amounts related to Offshore Louisiana properties. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on September 30, 2007.

•	Includes approximately $5 million of future abandonment costs and approximately $6.3 million of excess production costs to be recouped by the Working Interest Owners, for the Jay Field and South Pass 89 properties.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

The actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors which may be applied by the buyers.

For all other assets presented in the above table, the Trustee believes that historical cost approximates fair market value due to the short-term nature of such assets. The Trustee will add any future distributions to previously established reserves to pay Trust expenses, which will primarily consist of expenses incurred by the Trustee to liquidate the Trust’s assets. Any funds remaining after all expenses have been paid will be distributed to the Unit holders.

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see pages 17 through 19 of this Form 10-K and Note 9 in the Notes to Financial Statements included elsewhere in this Form 10-K. For more information regarding the amounts escrowed by the Working Interest Owners as of December 31, 2007, see “Terms and Operations of the Trust — Terms of the Conveyances”.

Nothing herein should be interpreted as an assurance of the values of the assets held by the Trust. The actual value, if any, of such assets will be determined solely by the amount a buyer is willing to pay for the assets.

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

The Conveyances impose on the Working Interest Owners no contractual obligation to drill any wells or to maintain operations or production once established. However, the Conveyances of Overriding Royalty Interests do

obligate the Working Interest Owners to conduct and carry on the development, maintenance and operation of the Productive Properties with reasonable and prudent business judgment and in accordance with good oil and gas field practices, or, where a Working Interest Owner is not the operator, to use reasonable efforts to cause the operator to do so. Actual drilling operations depend on whether geological and geophysical evaluations indicate that drilling will be prudent. There is no requirement that the Working Interest Owners expend any specific amounts with respect to the Properties, and each is free to transfer its interests (burdened by the Royalties) to third parties. The operators do not have any obligation to produce any specific amounts of oil and gas from any of the Properties and each has the right to abandon its interest in any well or lease. Upon termination of any lease, the Overriding Royalties relating thereto will be extinguished.

Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owners for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owners that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be The Bank of New York Trust Company, N.A., and will not be payable with respect to the Royalties until the matter is resolved. The Working Interest Owners may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owners by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owners to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

The Conveyances provide that under certain circumstances the Working Interest Owners may place all or a portion of the revenues which would otherwise accrue to the Royalties in an escrow account rather than treating such revenues as Gross Proceeds. In particular, with respect to any Productive Property, if, at the end of any month, (a) the aggregate estimated future Gross Proceeds (as defined in the Conveyances), as estimated by independent petroleum engineers in their most current report, is less than (b) the sum of (i) estimated future Production Costs (as defined in the Conveyances), as estimated by the Working Interest Owner, excluding certain costs, and (ii) 400% of the aggregate estimated future Special Costs (as defined in the Conveyances), the Working Interest Owner may escrow an amount equal to a certain percentage (the calculation of which is described below) of the revenues which would otherwise constitute Gross Proceeds. The phrase “Gross Proceeds”, as used in the Conveyances, and subject to certain exceptions, means, on an accrual accounting method, the amount recorded as revenues by the Working Interest Owner from the sale of oil, gas and certain other hydrocarbons from a given Productive Property. The phrase “Production Costs”, as used in the Conveyances, includes lease operating expenses, overhead and taxes. The phrase “Special Costs”, as used in the Conveyances, includes, among other things: (a) the aggregate estimated cost of plugging and abandoning wells and dismantling platforms on such Productive Property, and (b) estimated future capital expenditures. The amount the Working Interest Owner may place in escrow with respect to any Productive Property in any month may not exceed Gross Proceeds for that month multiplied by 250 percent of the aggregate estimated future Special Costs divided by the aggregate estimated future Gross Proceeds for that Property. Further, if the total amount so escrowed exceeds 125 percent of the aggregate estimated future Special Costs for the particular Productive Property, no additional amounts may be escrowed until the escrowed funds are less than 125 percent of such amount.

The Working Interest Owners have advised the Trustee that based on current estimates included in this Annual Report on Form 10-K, the Working Interest Owners are permitted to place additional funds in escrow from each of the properties. Commencing with the April 2006 monthly distribution, the Working Interest Owner began escrowing all amounts otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. The Working Interest Owners have advised the Trustee that they anticipate escrowing all additional funds from the Offshore Louisiana and South Pass 89 properties.

Based on the escrow provisions described above, the Working Interest Owner escrowed $3,759,415 during the year ended December 31, 2007 for the South Pass 89 property, $1,000,361 of which would have been otherwise distributable to the Trust based on excess production costs incurred during the current year. The Working Interest

Owner escrowed $4,214,038 during 2007 for the Offshore Louisiana properties, none of which would have been distributable to the Trust. There were no amounts escrowed for the Jay Field in 2007. The amounts withheld during 2007 were in addition to the balances escrowed as of December 31, 2006 of $4,543,402 for Jay Field, and $678,842 for South Pass 89 property. The escrow balance was completely utilized at December 31, 2006 for the Offshore Louisiana properties. During 2007, none of the escrowed amounts were expended for the Jay Field, $347,964 were expended for South Pass 89 and $958,958 were expended for Offshore Louisiana properties. The remaining escrowed balances at December 31, 2007 were $4,543,402, $4,090,293 and $3,255,080 for Jay Field, South Pass 89 and Offshore Louisiana property, respectively. As of December 31, 2007, the Working Interest Owner’s estimates of total Special Costs are $14,200,000 for Jay Field, $5,200,000 for South Pass 89 and $13,700,000 for Offshore Louisiana. As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

Receipts and Payments

The terms of the Trust Agreement, the Conveyances and the partnership agreement between the Trust and the Company (the “Partnership Agreement”) provide that each Working Interest Owner will use its best efforts to make payments to the Partnership, the Partnership will make payments to the Trust, and the Trust and Partnership will use reasonable efforts to pay expenses, only on the Monthly Record Date (defined as the close of business on the fifth day of the month unless such fifth day is not a business day, in which case it will be the next business day following the fifth day) for each Monthly Period (defined as the period which commences on the day following a Monthly Record Date and continuing through and including the succeeding Monthly Record Date). For taxable years beginning on or after January 1, 1987, the Partnership has been required to use the accrual method of accounting, and thus the portion of the Trust’s income attributable to the Partnership and reported to the Unit holders is likewise on the accrual basis. Consequently, the Unit holder that is required to recognize income and expense for a Monthly Period and may not be the Unit holder entitled to the Monthly Income Amount. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units — Accounting for Income and Deductions”.

Liabilities and Contingency Reserves

Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities that the Trust typically incurs are for routine administrative expenses, such as

Trustee’s fees and accounting, engineering, legal and other professional fees. The costs and expenses of the Trust may increase significantly in connection with the termination and liquidation of the Trust. Substantial federal income tax liabilities would result if the Internal Revenue Service were to revoke or change its position on its ruling that neither the Trust nor the Partnership is taxable as a corporation and such revocation or change were not judicially reversed. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Rulings and Tax Opinion Regarding Distribution”.

The Trust Agreement and the Partnership Agreement provide that the Trustee or the Partnership may establish cash contingency reserves in the event that (a) either (i) a claim is asserted against or is likely to be asserted against the Trust or the Partnership, whichever is the case, and the Trustee has received an opinion of counsel stating that the claim has a reasonable probability of succeeding or (ii) a claim against the Trust or the Partnership, whichever is the case, has been successful but is not currently due and payable, and (b) the amount or probable amount of such claim is such that it cannot be satisfied out of monthly income from the Royalties. Such reserves will be deposited in noninterest-bearing accounts, except that such contingency reserves will be placed in certificates of deposit or United States government securities maturing on the next Monthly Record Date if the Trustee or the Partnership, whichever is the case, has received an opinion of counsel to the effect that such action will not jeopardize the tax treatment of the Trust or Partnership as a trust or partnership, respectively, and not as an association taxable as a corporation. Assuming that the Trust is classified for tax purposes as a grantor trust and the Partnership is classified for tax purposes as a partnership (see “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units”), if such reserves are established, the amounts placed in reserve will be taxable to the Unit holders when received by the Partnership, even though they are not distributed to Unit holders at that time. If cash contingency reserves are established and placed in interest-bearing accounts as described above, the Trustee will furnish reports annually to all Unit holders of record on the applicable Monthly Record Dates containing information sufficient to enable Unit holders to calculate their share of taxable income (on either a cash or accrual basis) attributable to any interest earned on the reserves. If at any time the cash available to the Trust or the Partnership is not sufficient to pay liabilities that have become due, the Trustee or the Partnership, respectively, may borrow funds on a secured or an unsecured basis to pay such liabilities. Except for borrowings to purchase Units as described under “The Units — Possible Requirement That Units Be Divested”, neither the Trustee nor the Partnership may borrow an amount that at the time of borrowing exceeds 50% of the estimated revenues of the Trust or the Partnership, respectively, during the immediately following six Monthly Periods. Generally, such borrowing must be repaid before any further Trust or Partnership distributions, whichever is the case, can be made. There can be no assurance that either the Trustee or the Partnership would be able to borrow funds on acceptable terms or on any terms at all.

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

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE ROYALTIES

The manner of calculating the payments attributable to the Royalties is set forth in the Conveyances, forms of which are on file with the Securities and Exchange Commission and are incorporated by reference as exhibits to this Annual Report on Form 10-K. The description herein of the manner of calculating those payments is qualified in its entirety by the detailed terms of the Conveyances. The following description is qualified in its entirety by the information under “Terms and Operation of the Trust — Termination of the Trust.”

Overriding Royalties

For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property”. These groups are designated herein as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. See “The Properties — Description of Productive Properties”. The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties (“Gross Proceeds”) less “Production Costs”, which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to The Bank of New York Trust Company, N.A.’s prime rate plus 0.5 percent per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. As of December 31, 2007, the Working Interest Owner’s estimates of total Special Costs are $14,200,000 for Jay Field, $5,200,000 for South Pass 89 and $13,700,000 for Offshore Louisiana. See “— Terms of the Conveyances” above for a description of amounts escrowed to date.

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

Although crude oil production from Jay Field has a low sulphur content, gas production from the field has a high content of sulphur which is removed prior to processing and marketing such production. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for additional information regarding sulphur at Jay Field.

The Trust owns Overriding Royalties expressed as various percentages of Net Proceeds. The Overriding Royalties with respect to Jay Field and South Pass 89 are equal to 50 percent of the Net Proceeds attributable to such properties. The Overriding Royalties with respect to Offshore Louisiana are equal to 90 percent of the Net Proceeds attributable to such properties.

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

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in January 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from January 2004 through December 2006. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed on February 26, 2008, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the Trust of approximately $149,627. ConocoPhillips has received a copy of the report and has 180 days to respond to these findings. As of April 25, 2008, ConocoPhillips has not yet responded to the findings in this report.

Fee Lands Royalties

The Fee Lands Royalties consist of royalty interests equal to a 3 percent interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 19,279 gross acres in south Louisiana, only approximately 1,015 acres of which were leased at December 31, 2007. See “The Properties — Description of the Fee Lands” and “Exploration and Development Activities — Fee Lands”.

Analysis of the Working Interest Owner’s Calculation of the Royalties

The following schedules summarize the Working Interest Owner’s calculation of the amounts paid to the Trust with respect to the Trust’s royalty interests for (i) the quarter ended December 31, 2007 (applicable to production from July 2007 through September 2007) and (ii) the year ended December 31, 2007 (applicable to production from October 2006 through September 2007):

Quarter ended December 31, 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total
Revenues:
Liquids	$7,099,225	$812,484	$1,549,084	$9,460,793
Natural gas	21,019	—	598,002	619,021

	$7,120,244	$812,484	$2,147,086	$10,079,814
Amounts withheld in escrow	—	(812,484)	(2,147,086)	(2,959,570)
Production costs and expenses(1)	(9,933,552)	(662,585)	(314,226)	(10,910,363)
Capital expenditures	—	(280)	(1,244,366)	(1,244,646)

Net Proceeds	$(2,813,308)	$(662,865)	$(1,558,592)	$(5,034,765)

Overriding Royalties paid to the Trust(2)	$757,419	$—	$—	$757,419

Fee Lands Royalties				75,532

Royalties paid to the Trust				$832,951

Year ended December 31, 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total
Revenues:
Liquids	$21,559,237	$3,661,656	$2,771,631	$27,992,524
Natural gas	41,798	97,759	1,442,407	1,581,964

	$21,601,035	$3,759,415	$4,214,038	$29,574,488
Amounts withheld in escrow	—	(3,759,415)	(4,214,038)	(7,973,453)
Production costs and expenses(1)	(22,732,126)	(1,363,398)	(3,373,328)	(27,468,852)
Capital expenditures	(288,900)	(47,331)	(2,081,650)	(2,417,881)

Net Proceeds	$(1,419,991)	$(1,410,729)	$(5,454,978)	$(8,285,698)

Overriding Royalties paid to the Trust(2)	$1,566,221	$—	$—	$1,566,221

Fee Lands Royalties				399,252

Royalties paid to the Trust				$1,965,473

(1)	Interest earned on funds escrowed for future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the quarter and year ended December 31, 2007 was approximately $55,352 and $475,679, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80 percent of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the year ended December 31, 2007, South Pass 89 property processing fees earned totaled $761,497 and interest on escrow totaled $138,038, while the operating expenses totaled $2,262,933, netting a production cost of $1,363,398.

(2)	As a result of excess production costs incurred on one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. Excess production costs as of December 31, 2007 to be recovered from future proceeds at the Jay Field, South Pass 89, and Offshore Louisiana are $4,328,898, $1,960,610 and $8,147,591, respectively.

THE UNITS

Distributions and Income Computations

Prior to the termination of the Trust effective December 31, 2007, distributions of available revenues to Unit holders were made monthly. Each payment was made with respect to the preceding Monthly Period of the Trust. The Trustee determined for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period was payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and was distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the “Monthly Payment Date”). Under the terms of the Trust Agreement, the Trustee was prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may have held substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and The Bank of New York Trust Company, N.A. had the use of these balances during such periods.

Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year has been reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed reports for 2007 to Unit holders in March 2008. Assuming that the Unit holders are owners of interests in a grantor trust and the Partnership is a partnership for federal income tax purposes, Unit holders recognize income for federal income tax purposes in the Monthly Period when income is recognized by the Partnership. Because the Partnership has converted to the accrual method of accounting as mandated by the Tax Reform Act of 1986 (the “1986 Act”), Unit holders are required to recognize income in certain circumstances prior to receiving cash distributions. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Accounting for Income and Deductions”.

Transfer of Units

Units are transferable on the records of The Bank of New York Trust Company, N.A. as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by The Bank of New York Trust Company, N.A. Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units — Sale of Units” for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the Units.

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

(ii) If any Ineligible Holder fails to dispose of their Units, as required by the Notice, within 30 days after the date of the Notice, the Trustee will have the right to purchase and will purchase, during the 90 days following the termination of the 30-day period specified in the Notice, any Unit not so transferred at a cash price equal to the closing price of the Units on the largest stock exchange on which the Units are then listed or, in the absence of any such listing, in the over-the-counter market, on the last business day prior to the expiration of the 30-day period stated in the Notice. The procedures for any such purchase are more fully described in the Trust Agreement.

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

THE PROPERTIES

General

The Trustee has no authority or responsibility relating to the operation of the Productive Properties or Fee Lands. The information in this Annual Report on Form 10-K relating to the characteristics of, operations on, and sales from the Productive Properties and Fee Lands and certain other matters has been furnished to the Trustee by the Working Interest Owners. The following description is qualified in its entirety by the information under “Terms and Operation of the Trust — Termination of the Trust.”

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

Description of Productive Properties

Certain information, as of December 31, 2007, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate “Property” for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2007.

Productive
Property and Year						Productive Wells(1)
in Which		Acres				Oil		Gas
Production Commenced	Location	Gross		Net		Gross	Net	Gross	Net

Jay Field (1970)(2)	Onshore	184,472	(3)	62,150	(3)	32	10.78	1	.34
	Alabama and Florida
South Pass 89 (1982)	Offshore	5,000		1,250		2	0.50	0.00	0.00
	Louisiana
Offshore Louisiana (1968)(4)	Offshore	10,000		1,625		6	0.75	10	1.55

	Louisiana	199,472		65,025		40	12.03	11	1.89

(1)	Represent producing wells and wells capable of production. Net wells reflect the Working Interest Owner’s working interest. Gross and net wells exclude injection wells.

(2)	Includes interests in 23 leases which are a part of the Jay Field Unit created by a unit agreement originally among ExxonMobil (as operator) and others. The Jay Field is made up of 177 different tracts of land. Portions of certain leases are located outside of the Jay Field Unit. The Overriding Royalties from the Jay Field burden only the portions of such leases included within the Jay Field Unit and owned by the Working Interest Owner as of June 28, 1983. In addition, certain minor interests of the Company in the Jay Field were not included in the Jay Field Productive Property. The information in the table above relates only to the portion of the Jay Field included in the Jay Field Productive Property. All right, title and interest of the Company in the Jay Field Productive Property was assigned to the following entities in the following undivided percentages on December 21, 2006, effective as of September 1, 2006:

Percentage of
the Working
Interest Owned
Designation	by the Operators

Black Diamond Resources	3.9080%
QAB Carried WI, LP	1.6248%
QAC Carried WI, LP	2.8844%
Quantum Resources A1, LP	91.5828%

Quantum Resources Management, LLC (“Quantum”) manages the Jay Field working interest on behalf of the above listed assignees. The Company will continue to account for and report on the remainder of the Properties other than the Jay Field Productive Properties.

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

Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. Subsequent to the June 1993 termination, the Fee Lands consist of approximately 19,279 gross acres, approximately 1,015 acres of which were under lease as of December 31, 2007.

OIL AND GAS SALES FROM THE PRODUCTIVE PROPERTIES

The following description is qualified in its entirety by the information under “Terms and Operation of the Trust — Termination of the Trust.”

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

Productive Properties

The following is a summary of the Working Interest Owner’s net drilling activities on the Productive Properties for the years ended December 31, 2005, 2006 and 2007:

Net Wells
	Oil	Gas	Dry

2005
Exploratory	—	—	—
Development	1.000	—	—
2006
Exploratory	—	—	—
Development	—	—	—
2007
Exploratory	—	—	—
Development	—	—	—

The following are the significant activities by the Working Interest Owner on the Productive Properties during 2007:

Jay Field

Capital and abandonment expenditures of approximately $300,000 were incurred in 2007, primarily for nitrogen purchases for injections.

South Pass 89

Capital and abandonment expenditures of approximately $47,000 were incurred in 2007, primarily for capital workovers.

Offshore Louisiana

Capital and abandonment expenditures of approximately $2,100,000 were incurred in 2007, primarily for capital workovers.

Fee Lands

Approximately 1,015 acres of the south Louisiana Fee Lands subject to the Trust’s 3 percent royalty interest were under lease as of December 31, 2007.

ESTIMATES OF PETROLEUM ENGINEERS

September 30, 2007 Estimates

Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2007 have been made by Miller and Lents, Ltd. (“Miller and Lents”). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2007. A copy of the Miller and Lents letter, dated March 19, 2008, setting forth such estimates, is reproduced as Appendix A to this Annual Report.

The estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the “SEC”) and were based upon oil, and natural gas prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2007. The present value was based on a discount factor of 10% per year.

The following table sets forth, as of September 30, 2007, certain estimated imputed proved reserves, estimated future net revenues and the discounted present value thereof attributable to the underlying properties and the Royalties, in each case derived from the Miller and Lents reserve report. A summary of the reserve report is included as Appendix A to this Report on Form 10-K.

	Net Proved Imputed Reserves and Revenues
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids	Gas,	Revenues,	Per Year,
Reserve Category	MBbls.	MMcf	M$	M$

Proved Developed	294.1	318.5	25,123.0	17,942.3
Proved Undeveloped	0.0	0.0	0.0	0.0

Total Proved	294.1	318.5	25,123.0	17,942.3

The estimates of future net revenues as of September 30, 2007 reflect a 73% percent decrease in future net revenues, and a 58% percent decrease in the present value of future net revenues from those estimated as of September 30, 2006, after adjusting those 2006 estimates for the estimated distributions related to the twelve months of production ended September 30, 2007. Miller and Lents has advised the Trustee that the differences between their estimate for Jay Field as of September 30, 2007 and their estimate as of September 30, 2006 are primarily due to lower average annual production rates and higher expenses than were previously estimated. Additionally, estimated volumes for future discretionary workovers were also lowered based on the latest field performance data.

Certain Factors Affecting Estimates

Because the Royalties on the Properties (other than the Fee Lands) are “net” overriding royalty interests (often referred to as net profits interests), estimates of future net revenues to the Trust are affected by a number of factors in addition to the engineering, well performance and other data taken into consideration by petroleum engineers in estimating the quantity and nature of gross oil and gas reserves in the ground. Such other factors include oil and gas prices (the changes in which have materially affected the estimates of future net revenues to the Trust in prior years), projections of operating and capital costs, and the Working Interest Owner’s evaluation of the economic feasibility of conducting additional operations. Decreases in the price estimates used in the preparation of the Miller and Lents report would decrease the estimates of the reserves as well as the estimates of the future net revenues to the Trust and of the discounted value of those future net revenues, and these decreases could be significant.

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

The estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, payments, if any, with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner. The Trustee does not expect to make any quarterly distributions after December 31, 2007. The estimated net revenues in Miller and Lents’ letter have not been reduced for costs and expenses of the Trust.

In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2007, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $23,400,000 for the period from October 1, 2007 through September 30, 2008. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

In making its estimates, Miller and Lents used price and cost assumptions as described in the Miller and Lents letter attached as Appendix A to this report on Form 10-K. These assumptions are assumptions only, and there can be no assurance that actual prices and costs in the future will not be materially different from those assumed. Prices of oil and gas and related costs have varied dramatically in recent years and are impossible to predict with certainty. See “Industry Conditions and Regulation”.

Pursuant to Statement of Financial Accounting Standards No. 69, the Trust is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves attributable to the Trust. The Miller and Lents letter attached as Appendix A includes such estimates, prepared on the basis described therein. The quantities imputed to the Trust are calculated by multiplying Miller and Lents’ estimated net reserves of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of Miller and Lents’ estimated future net revenues to the Trust to Miller and Lents’ estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust.

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

Alternative Minimum Tax for Noncorporate Taxpayers.  A noncorporate Unit holder’s alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer’s alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer’s income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer’s minimum tax liability. For tax years beginning in 2007, the noncorporate taxpayer’s exemption amount is $66,250 ($62,550 in 2006) in the case of joint returns or surviving spouses, $44,350 ($42,500 in 2006) in the case of unmarried individuals who are not surviving spouses, $33,125 ($31,275 in 2006) in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly or surviving spouses, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

Reports.  The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust — 2007 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Under new IRS regulations, effective for the trust tax reporting requirements after December 31, 2006, the Trust is classified as a widely-held fixed investment trust (WHFIT). Effective for the calendar year ended December 31, 2007 the Trust will no longer be required to file an information return reporting the items of income, credit or deduction that would be allocated to the unit holders based on their investment in the Trust. Effective for 2007 and subsequent years, the regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely-held fixed investment trusts. The new reporting requirements provide for the dissemination of trust tax information by the Trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Forms 1099 to the investors and the Internal Revenue Service. Every trustee or intermediary that is required to file a Form 1099 for a Trust interest holder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Trust interest holder. Any generic tax information provided by the Trustee of LL&E Royalty Trust is intended to only be used to assist Unit holders in the preparation of their 2007 federal and state income tax returns.

Available Trust Tax Information

In compliance with the new reporting requirements for widely-held fixed investment trusts and the dissemination of trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to only be used to assist Unit holders in the preparation of their 2007 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/lrt.htm

Other Possible Penalties.  An owner of a security who receives income in respect of such interest must report the character and amount of such income, for federal income tax purposes, in a manner which is consistent with the federal income tax reports of the entity which was the source of the income. The consistency requirement is deemed to be waived if the taxpayer files a statement with the Service identifying the inconsistency. Because of the presence of “street name” investors and the possible existence of transfer record inaccuracies, holders of interests which are actively traded in the securities markets may encounter situations in which it is difficult to comply fully and accurately with the consistency requirement and other federal tax reporting requirements. Certain penalties could be assessed against a taxpayer that fails to comply with such requirements. Because of the complexity of the federal tax reporting requirements applicable to trusts (such as the Trust) which own interests in partnerships (such as the Partnership) and because all of the tax attributes of the Royalties flow through the Partnership and the Trust to the Unit holders, there is an increased likelihood that Unit holders will violate the consistency requirement and other reporting requirements regarding their individual federal income tax returns and the information returns of the Trust and the Partnership. Any violations of the consistency requirements could lead to imposition of certain penalties on the Unit holders or other adverse results. Furthermore, the Trust or the Partnership might be subject to certain penalties in connection with its furnishing of statements and information to Unit holders or the government if such statements or information prove to be inaccurate due, for example, to differences between the transfer agent’s records and actual ownership data. The Code provides reporting requirements designed to facilitate the transfer of information between partnerships and trusts and owners of interests therein held by nominees. See “Nominee Reporting Requirements”.

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

Louisiana

Louisiana imposes an income tax on all income of resident individuals (but provides a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after January 1, 2003 the excess itemized deduction was repealed in its entirety. Beginning in 2007, taxpayers will be allowed a deduction in the amount of 57.5 percent of the excess federal itemized deductions. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

Florida also imposed an intangibles tax on individuals, corporations, partnerships, and fiduciary filers. The intangible base included notes receivable, investments, and accounts receivable (less a reasonable allowance for uncollectible accounts). Effective January 1, 2007, the annual tax on intangible personal property such as stocks, bonds, mutual funds, money market funds, and unsecured notes was repealed. Beginning January 1, 2007, taxpayers will no longer file an intangible personal property tax return on these types of intangible personal property. Not all intangible taxes have been repealed. The intangible tax on leases of government-owned real property and the one-time intangible tax on notes secured by a mortgage on Florida real property are still in effect.

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

The Trust terminated as of December 31, 2007 and is in the process of selling its assets and liquidating.

In accordance with the Trust Agreement, the Trust was required to terminate as of December 31, 2007, and the Trustee is required to sell the assets of the Trust and to liquidate the Trust. There can be no assurance that the assets can be sold for any particular amount. If the Trustee has not sold the assets by December 31, 2010, the Trustee is required to sell the assets in a public auction.

The Trust will incur expenses in connection with the sale of its assets and liquidation.

The Trust will incur expenses in connection with the sale of its assets and liquidation, including expenses and costs of a financial advisor to assist with the sale of the Trust’s assets, and the expenses could be significant.

The sale of the Trust’s assets may take a substantial amount of time.

The sale of the Trust’s assets may take a substantial amount of time, and may not be completed by December 31, 2008.

If the Trust has not sold its assets by December 31, 2010, the Trustee is required to sell the assets in a public auction.

If the Trustee has not sold the assets by December 31, 2010, the Trustee is required to sell the assets in a public auction. A public auction might not result in as favorable a price for the Trust’s assets as an individually negotiated transaction.

The market prices for oil and gas may decline prior to the time the Trust enters into a binding agreement for the sale of the Trust’s assets.

Market prices of, and/or market expectations for future, oil, gas and other hydrocarbons may decrease before the Trust enters into a binding agreement for the sale of the Trust’s assets, and the price a buyer is willing to pay for the assets may not reflect recent relatively high oil prices.

Natural gas and oil prices fluctuate due to a number of factors, and lower prices will reduce the market value of the Trust’s assets.

The Trust does not anticipate making any additional distributions to Unit holders prior to a final liquidating distribution. The value of the Trust’s assets remains dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust, the Working Interest Owner and the operators. Factors that contribute to price fluctuation include, among others:

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

Lower natural gas and oil prices may reduce the amount of natural gas and oil that is economic to produce and may also reduce the value of the Trust’s assets.

Damage from Hurricanes Katrina and Rita will have a material adverse effect on the value of the Trust’s assets.

The damage caused by Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest is expected to have a material adverse effect on the value of the Trust’s assets. While the information available remains preliminary and subject to change, the damage has interrupted production, damaged production facilities, increased expenses, increased abandonment costs, and resulted in the decision by the Working Interest Owner to escrow all funds otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. Additional information regarding the damage to these properties is included under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Pending litigation against the Working Interest Owner could adversely impact the value of the Trust’s assets.

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

If the plaintiffs are successful in the matters described above, a judgment or settlement could entitle the Working Interest Owner to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease the value of the Trust’s assets. The Working Interest Owner has informed the Trustee that at this time, the Working Interest Owner is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Increased production and development costs for the Overriding Royalties will decrease the value of the Trust’s assets.

Production and development costs attributable to the Overriding Royalties are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher production and development costs, without concurrent increases in revenues, directly decrease the amount attributable to the Overriding Royalties, and thus decrease the value of the Trust’s assets.

Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future revenues to be too high.

The value of the Trust’s assets depends upon, among other things, the amount of reserves attributable to the Overriding Royalties and the estimated future value of the reserves. Estimating reserves is inherently uncertain. Ultimately, actual production, revenues and expenditures for the underlying properties will vary from estimates and those variations could be material. Petroleum engineers consider many factors and make assumptions in estimating reserves. Those factors and assumptions include:

•	historical production from the area compared with production rates from similar producing areas;

•	the assumed effect of governmental regulation; and

•	assumptions about future commodity prices, production and development costs, severance and excise taxes, and capital expenditures.

Changes in these assumptions can materially change reserve estimates.

The reserve quantities attributable to the Overriding Royalties and revenues are based on estimates of reserves and revenues for the underlying properties. The method of allocating a portion of those reserves to the Trust is complicated because the Trust holds an interest in the Overriding Royalties and does not own a specific percentage of any actual reserves.

Operating risks can adversely affect the value of the Trust’s assets.

The occurrence of drilling, production or transportation accidents and other natural disasters at any of the properties will reduce the value of the Trust’s assets. These occurrences include blowouts, cratering, explosives and other environmental damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any uninsured costs would be deducted as a production cost in calculating net proceeds payable under the Conveyances. The allocation of insurance proceeds to insured costs is not within the control of the Trustee, and as a result of the complexity of allocating insurance proceeds, the allocation may take a significant amount of time.

Trust Unit holders and the Trustee have no control or influence over the operation or development of the Properties.

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

The operator may abandon any property, terminating the related Overriding Royalties.

The operator of any of the properties may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of the Overriding Royalties relating to the abandoned well or property.

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

The Trust Agreement and related trust law permit the Trustee and the Trust to sue the Working Interest Owner to compel the Working Interest Owner to fulfill the terms of the Conveyances of the Overriding Royalties. If the Trustee does not take appropriate action to enforce provisions of the Conveyances, the recourse of a Unit holder would likely be limited to bringing a lawsuit against the Trustee to compel the Trustee to take specified actions. Unit holders probably would not be able to sue the Working Interest Owner directly.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Reference is made to “Item 1. Business” for the information required by this item.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Unit Holders

A special meeting of the unit holders was held on December 19, 2007. At the meeting, unit holders voted to approve amendments to the Trust Agreement to allow uncertificated Units in order to meet a new listing requirement of the New York Stock Exchange. A total of 15,284,211 units (80.48% of the total units outstanding) voted for approval of the amendments.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Unit Holder Matters and Issuer Purchases of Equity Securities

The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2007 and 2006. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2007 and 2006 (applicable to production for October 2006 through September 2007 and October 2005 through September 2006) are also included in the table below.

	2007 Quarter Ended				2006 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Units of Beneficial Interest:
High sales price	$2.85	$2.14	$1.87	$2.58	$3.40	$3.79	$3.40	$3.41
Low sales price	1.95	1.49	1.10	1.40	2.01	2.16	2.40	2.59
Distributions per Unit	$0.0272	$0.0000	$0.0000	$.0334	$0.0000	$0.0000	$0.0202	$0.0762

The Trustee does not expect to make any further distributions prior to a final liquidating distribution upon the sale of the Trust’s assets.

The total number of Unit holders of record as of March 29, 2008 was 3,869.

Item 6.	Selected Financial Data

Reference is made to “Item 1. Business — Estimates of Petroleum Engineers” of this Annual Report on Form 10-K.

The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

The following table presents in summary form selected financial information regarding the Trust.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Revenues	$1,965,473	$3,068,638	$7,354,827	$10,857,596	$8,496,041
Cash earnings	634,378	2,094,226	6,586,512	10,178,621	7,869,942
Cash distributions to Unit holders	1,150,481	1,831,080	6,002,945	10,177,500	7,882,218
Cash distributions per Unit	$0.0606	$0.0964	$0.3161	$0.5359	$0.4150
Trust Corpus	$2,037,083	$2,616,186	$2,393,340	$1,827,273	$1,909,252

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2007 is not indicative of the fair market value of the interests held by the Trust.

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

Recent Developments

For the first quarter of 2008, the Trust received no Royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2008 totaled $5,662,000, $2,534,000 and $9,142,000, respectively. The excess production costs must be recovered by the Working Interest Owner before any distribution of royalty income will be made to the Trust.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do so, and made a single payment of $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds, as well as a total of approximately $26,000 of unrelated issues identified by the oil and gas accounting firm related to the proper valuation of propane. The Trustee has determined to add the amount of the settlement payment to the amount it is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

In December 2006, the Working Interest Owner and the operator of the Jay Field, ExxonMobil, sold their respective interests in the field to Quantum Resource Management, LLC (Quantum). Quantum became the operator in April 2007.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, future distributions to the Trust will continue to be reduced significantly for a period of time as a result of other damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of December 31, 2007 has reserved $331,983 that otherwise would have been distributed to the unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

The original cost estimate to repair the South Pass 86 “C” platform provided by the operator was $5,500,000 ($600,000 net to the Trust), however the operator has indicated the actual cost to date is estimated at $5,800,000 (approximately $600,000 net to the Trust).

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

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management, LLC (Quantum). Quantum became the operator in April 2007.

Other

ConocoPhillips has advised the Trustee that it is in the process of analyzing the scope and applicability of the insurance policies carried by the Working Interest Owner to the various types of damages that resulted from the storms, and is in the process of discussing these matters with the carrier’s claim adjusters and underwriters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties, all of which are operated by other operators. The Working Interest Owner has informed the Trustee that it has submitted claims to its carriers for a portion of the damages caused by the storms, but cautioned the Trustee that certain of the properties in which the Trust has an interest, particularly South Marsh Island 76 and East Cameron 195, will require additional significant and expensive plugging, dismantling and abandonment work during 2008 or longer. Consequently, the Working Interest Owner anticipates that it may continue to receive invoices from the operators of certain of the properties in which the Trust has an interest through at least 2008, and consequently may be continuing to submit claims to its carriers beyond that date.

The Working Interest Owner has informed the Trustee that it has received payments from its carriers on certain of the claims (including claims on properties that are not subject to the Trust) it has submitted to date, but that (i) the payments in aggregate are substantially less than actual aggregate expenses incurred by the Working Interest Owner, and (ii) the Working Interest Owner has not yet allocated any of the payments received to specific costs incurred or properties. Consequently, as of March 5, 2008, the Working Interest Owner has not determined whether any of the payments it has received to date are allocable to any of the costs the Working Interest Owner has incurred at properties in which the Trust has an interest.

Further, in connection with the November 2007 distribution to the Trust, the Working Interest Owner advised the Trustee that the Special Cost Escrows for the South Pass 89 and Offshore Louisiana properties were underfunded (with the underfundings being estimated by the Working Interest Owner at $1.1 million and $10.4 million, respectively), and based on its review of the Excess Production Costs at the South Pass 89 and Offshore Louisiana properties as of the November 2007 distribution to the Trust, the Working Interest Owner did not believe that there is any possibility that any insurance payment amounts received as of November 2007 that may ultimately be allocated to the South Pass 89 and Offshore Louisiana properties would be sufficient to result in distributions to the Trust on the Royalties before the termination of the Trust, which was expected to occur at the end of December 2007. This proved to be the case.

Based on the foregoing information, and the ongoing and incomplete status of claims submitted to its carriers to date, and the additional significant and expensive plugging, dismantling and abandonment work anticipated for South Marsh Island 76 and East Cameron 195 during 2008 or longer that could result in the Working Interest Owner filing additional claims with its carriers, the Working Interest Owner cannot make any projection whether any insurance payment amounts that it may ultimately receive would result in any benefit to the Trust.

The Trustee does not expect to make any further distributions to Unit holders prior to a final liquidating distribution.

Results of Operations

	Years Ended December 31,
	2007	2006	2005

Royalty revenues	$1,965,473	$3,068,638	$7,354,827
Trust administrative expenses	(1,331,095)	(974,412)	(768,315)

Cash earnings	$634,378	$2,094,226	$6,586,512
Changes in undistributed cash	516,103	(263,146)	(583,567)

Cash distributions	$1,150,481	$1,831,080	$6,002,945

Cash distributions per unit	$0.0606	$0.0964	$0.3161

Units outstanding	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2007, 2006 and 2005 are attributable to the Working Interest Owner’s operations during the twelve-month periods ended September 30, 2007, 2006 and 2005, respectively.

Administrative expenses incurred by the Trust increased $356,683 or 37 percent for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in 2007 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust.

Distributions to Unit holders for 2007, 2006 and 2005 amounted to $1,150,481 ($0.0606 per Unit), $1,831,080 ($0.0964 per Unit) and $6,002,945 ($0.3161 per Unit) respectively. During these years, the Trust received cash of $1,965,473, $3,068,638 and $7,354,827, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

	Years Ended December 31,
	2007	2006	2005

Net Proceeds:
Revenues	$29,574,488	$30,199,489	$35,882,309
Amounts withheld in escrow	(7,973,453)	(2,096,559)	—
Production costs and expenses	(27,468,852)	(19,076,533)	(18,101,873)
Capital expenditures	(2,417,881)	(5,042,463)	(8,367,167)

Net Proceeds	$(8,285,698)	$3,983,934	$9,413,269

Royalties paid to the Trust:
Overriding Royalties	$1,566,221	$2,726,914	$6,996,298
Fee Lands Royalties	399,252	341,724	358,529

Royalties paid to the Trust	$1,965,473	$3,068,638	$7,354,827

Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately $625,000 or 2 percent during the 2007 operating period compared to the same operating period in 2006 as a result of the Jay Field trunk line being down from December 20, 2006 to April 2, 2007, partially offset by South 89 properties producing in 2007. Natural production decline is also a contributor to the decrease in revenue. Revenues decreased approximately $5,700,000 or 16 percent during the 2006 operating period compared to the same operating period in 2005. The decrease in revenues is primarily a result of a decrease in natural gas and crude oil production volumes in 2006 as compared to 2005 due to operational problems, primarily as a result of Hurricanes Rita and Katrina, as well as the natural production decline of the fields. The decrease in revenues caused by lower production volumes was partially offset by an increase in natural gas, natural gas liquids and crude oil prices. The following unaudited schedule provides a summary of the Working Interest Owner’s net production attributable to the Trust.

			Offshore
	Jay Field	South Pass 89	Louisiana	Fee Lands	Total

Year Ended December 31, 2006
Oil & Condensate (MBbls)	1482.29	136.38	188.3	74.44	1881.41
Gas (Mcf)	2510.7	294.65	1909.02	1469.39	6183.76
Year Ended December 31, 2007
Oil & Condensate (MBbls)	1302.24	208.29	290.14	81.24	1881.91
Gas (Mcf)	1892.38	507.26	3906.46	1750.37	8056.47

Average natural gas prices received in 2007 decreased to $7.12 per thousand cubic feet (“mcf”) from $8.68 per mcf in 2006. Average crude oil prices increased to $65.01 per barrel in 2007 from $63.87 per barrel in 2006 while natural gas liquids prices increased to $52.58 per barrel in 2007 from $48.41 in 2006. Average natural gas prices received in 2006 increased to $8.68 per thousand cubic feet (“mcf”) from $7.31 per mcf in 2005. Average crude oil prices increased to $63.87 per barrel in 2006 from $50.60 per barrel in 2005 while natural gas liquids prices increased to $48.41 per barrel in 2006 from $35.39 in 2005.

In 2007, the Working Interest Owner reserved $7,973,453 in escrow as a result of uncertainties related to the oil and gas properties. In 2006, the Working Interest Owner reserved $2,096,559. No amounts were reserved in 2005.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $8,400,000, or 44 percent, between the 2007 operating period and the 2006 operating period. The increase in 2006 was primarily attributed to increased lease operating expenses, non-operated overhead, and labor costs at Jay Field and Offshore Louisiana. Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $1,100,000, or 6 percent, between the 2006 operating period and the 2005 operating period. The increase in 2006 was primarily attributed to the repair of damages caused by Hurricane Rita, at Offshore Louisiana locations. Additionally, lease operating expenses increased at South Pass 89, as a result of increased non-operated workover costs, increased overhead expenses, increased insurance costs, and decreased outside processing credits.

Capital expenditures decreased approximately $2,600,000, or 52 percent, between 2007 and 2006. The decrease in 2007 was primarily the result of a decrease in developmental drilling at Jay Field. Capital expenditures decreased approximately $3,300,000, or 40 percent, between 2006 and 2005. The decrease in 2006 was primarily the result of the Working Interest Owner’s accounting reclassification for nitrogen injection charges, resulting in a $2,700,000 reduction of capital expenses at the Jay Field as described above.

The Trust’s Fee Lands Royalties increased approximately $58,000 or 17 percent in the 2007 operating period compared to the same period in 2006. The Trust’s Fee Lands Royalties did not change significantly in the 2006 operating period compared to the same period in 2005. The amount of Fee Lands leased as of December 31, 2007 and December 31, 2006 was approximately 1,015 acres.

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

Item 8.	Financial Statements and Supplementary Data

LL&E ROYALTY TRUST

STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Royalty revenues	$1,965,473	$3,068,638	$7,354,827
Trust administrative expenses	(1,331,095)	(974,412)	(768,315)

Cash earnings	$634,378	$2,094,226	$6,586,512
Changes in undistributed cash	516,103	(263,146)	(583,567)

Cash distributions	$1,150,481	$1,831,080	$6,002,945

Cash distributions per unit	$0.0606	$0.0964	$0.3161

Units outstanding	18,991,304	18,991,304	18,991,304

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2007 and 2006

	2007	2006

ASSETS
Cash	$331,983	$848,086
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands	76,282,000	76,282,000
Less accumulated amortization	(74,576,900)	(74,513,900)

Total assets	$2,037,083	$2,616,186

LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,037,083	$2,616,186

Contingencies (note 9)
Total liabilities and Trust corpus	$2,037,083	$2,616,186

STATEMENTS OF CHANGES IN TRUST CORPUS

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Trust corpus, beginning of period	$2,616,186	$2,393,340	$1,827,273
Cash earnings	634,378	2,094,226	6,586,512
Cash distributions	(1,150,481)	(1,831,080)	(6,002,945)
Amortization of royalty interests	(63,000)	(40,300)	(17,500)

Trust corpus, end of period	$2,037,083	$2,616,186	$2,393,340

See accompanying notes to financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Trust Termination

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

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were $1,634,740 and $2,094,226, respectively. Consequently, the Trust is required to terminate effective December 31, 2007, and is in the process of selling the Royalties and liquidating the assets of the trust.

As a result of the termination of the Trust, the Trustee will sell the assets of the Trust for cash (unless authorized by the holders of a majority of the Units to sell such assets for non-cash consideration consisting of personal property) upon such terms as the Trustee, in its sole discretion, deems to be in the best interest of the Unit holders. After paying or making provision for all actual and contingent liabilities of the Trust, including fees of the Trustee, the Trustee will distribute all remaining cash as promptly as practicable. Despite the termination of the Trust, the Trustee will continue to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trustee does not expect to make any further monthly distributions to Unit holders in the interim period prior to the distribution of the proceeds of the sale of the Trust’s assets.

The Trustee anticipates that the sale of the Trust’s assets will take approximately six months, although the sale could take longer. The Trustee has retained Stifel, Nicolaus & Company, Incorporated, to assist with the sale of the properties. If any asset required to be sold has not been sold within three years after the termination of

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

Recent Developments

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties. Certain of the Offshore Louisiana and South Pass 89 properties sustained substantial damage. As a result of the damage to these two properties, the Working Interest Owner began escrowing all funds otherwise distributable from the Offshore Louisiana and South Pass 89 properties beginning with the April 2006 distribution. Distributions to the Trust from these properties are expected to be eliminated for an extended period of time. Also during 2005, Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field until the damage was repaired in April 2006. As a result of the uncertainty of future proceeds from these properties, the Trustee reserved $331,983 that otherwise would have been distributed to the unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do so, and made a single payment of $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds,

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

as well as a total of approximately $26,000 of unrelated issues identified by the oil and gas accounting firm related to the proper valuation of propane. The Trustee has determined to add the amount of the settlement payment to the amount it is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management, LLC (Quantum). Quantum became the operator in April 2007 and has informed the Trustee that it plans to undertake a different development strategy for Jay Field than the previous operator.

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

The Working Interest Owner has informed the Trustee that it has received payments from its carriers on certain of the claims (including claims on properties that are not subject to the Trust) it has submitted to date, but that (i) the payments in aggregate are substantially less than actual aggregate expenses incurred by the Working Interest Owner, and (ii) the Working Interest Owner has not yet allocated any of the payments received to specific costs incurred or properties. Consequently, as of March 5, 2008, the Working Interest Owner has not determined whether any of the payments it has received to date are allocable to any of the costs the Working Interest Owner has incurred at properties in which the Trust has an interest.

Further, in the November 2007 distribution to the Trust, the Working Interest Owner advised the Trustee that the Special Cost Escrows for the South Pass 89 and Offshore Louisiana properties were underfunded (with the underfundings being estimated by the Working Interest Owner at $1.1 million and $10.4 million, respectively), and based on its review of the Excess Production Costs at the South Pass 89 and Offshore Louisiana properties as of the November 2007 distribution to the Trust, the Working Interest Owner did not believe that there is any possibility that any insurance payment amounts received as of November 2007 that may ultimately be allocated to the South Pass 89 and Offshore Louisiana properties would be sufficient to result in distributions to the Trust on the Royalties before the termination of the Trust. This proved to be the case.

The abandonment and repair costs estimated described above have had and are expected to have a material adverse effect on royalties payable from the South Pass 89, Offshore Louisiana, and Jay Field properties to the Trust, and from the Trust to Unit holders, for an extended period of time. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been reduced significantly or eliminated.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(2)	Going Concern

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1, the Trust’s net revenues did not exceed the $5,000,000 Termination Threshold stipulated by the Trust Agreement for the second consecutive year, thus requiring the Trust to termination effective December 31, 2007. The accompanying financial statements do not include any adjustments as a result of the termination of the Trust.

Additionally, the Trust has $331,983 in cash reserved for Trust expenses as of December 31, 2007. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

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

The Fee Lands Royalties consist of royalty interests equal to a 3 percent interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2007, the Fee Lands consisted of approximately 19,279 gross acres.

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in January 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from January 2004 through December 2006. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed on February 26, 2008, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the Trust of approximately $149,627. ConocoPhillips has received a copy of the report and has 180 days to respond to these findings. As of April 25, 2008, ConocoPhillips has not yet responded to the findings in this report.

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2007 is not indicative of the fair market value of the interests held by the Trust.

(e) The financial statements are not presented on a liquidation basis of accounting.

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

During 2006, the Trust recorded an impairment related to the Offshore Louisiana property as a result of damage incurred during Hurricane Rita. The remaining carrying value of the Offshore Louisiana properties of $10,975 was written off. This resulted in a full write down of the assets, which was included in the amortization of royalty interest in the Trust Corpus, as this amount does not affect cash earnings. There was no impairment recorded for the years ended December 31, 2007 or 2005.

(7)	Dismantlement Costs

According to the September 30, 2007 reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $5,200,000 for the South Pass 89 property, and $13,700,000 million for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50 percent of the net proceeds from Jay Field and South Pass 89 properties and 90 percent of the net proceeds from the Offshore Louisiana property.

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore Louisiana properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During 2007, the Working Interest Owner has withheld $4,214,038, none of which would have been otherwise distributable to the Trust, and $3,759,415, of which $1,000,361 would have otherwise been distributable to the Trust, in escrow from the Offshore Louisiana and South Pass properties, respectively. During the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

year ended, December 31, 2007, none of the escrowed amounts were expended for Jay Field, $347,964 and $958,958 were expended for the South Pass 89 and Offshore Louisiana properties, respectively.

The cumulative escrow balances as of December 31, 2007 were $4,543,402, $4,090,293, and 3,255,080 for the Jay Field, South Pass 89 and Offshore Louisiana properties, respectively. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants (“Miller and Lents”) as of September 30, 2007, 2006 and 2005. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2007, 2006 and 2005.

Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust’s interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust’s interests and the changes in the present value of estimated future net revenues attributed to the Trust’s interests for the years ended September 30, 2007, 2006 and 2005 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See “Item 1. Business — Estimates of Petroleum Engineers” for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Present Value of Estimated Future Net Revenues from Proved Reserves

	September 30,
	2007	2006	2005
	(In thousands)

The Trust’s proportionate share of future gross proceeds	$42,836	$116,277	$225,089
Less the Trust’s proportionate share of — Future operating costs	(1,691)	(3,844)	(3,859)
Future capital costs	(5,385)	(10,103)	(10,638)
Excess production costs	(10,637)	(3,155)	(2,155)

Future royalty income	25,123	99,175	208,437
Discount at 10% per annum	(7,181)	(49,207)	(94,069)

Standardized measure of future royalty income from proved oil and gas reserves	$17,942	$49,968	$114,368

Changes in Imputed Proved Reserves and Present Value of Estimated Future Net Revenues

			Present Value
	Imputed		of Future Net
	Proved Reserves		Revenues
	Liquids	Gas	(Thousands
	(Mbbl)	(MMcf)	of dollars)

Estimated at September 30, 2004	4,283	5,335	$95,362

Production	(56)	(602)	$(7,355)
Revisions of estimates(1)	(1,249)	1,530	16,825
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	9,536

Estimated at September 30, 2005	2,978	6,263	$114,368

Production	(35)	(37)	$(3,069)
Revisions of estimates(1)	(1,389)	(4,316)	(72,768)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	11,437

Estimated at September 30, 2006	1,554	1,910	$49,968

Production	(23)	(3)	$(1,965)
Revisions of estimates(1)	(1,237)	(1,588)	(35,058)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	4,997

Estimated at September 30, 2007	294	319	$17,942

The computation of the present value of future net revenues relating to proved reserves at September 30, 2007 was based on spot market prices in effect as of September 30, 2007, of $6.38 per MMBtu for natural gas, of $81.64 per barrel for crude oil and of $60.92 per barrel for natural gas liquids at the Jay Field property.

(1)	Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves. The Trust noted that for the year ended September 30, 2007, base prices were $79.73 per barrel for oil, $6.66 per

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

MMBtu for gas, and $69.81 per barrel for natural gas liquids. For the year ended September 30, 2006, base prices were $62.92 per barrel for oil, $3.66 per MMBtu for gas, and $42.26 per barrel for natural gas liquids.

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results
	Three Months Ended
	March 31	June 30	September 30	December 31

2007:
Royalty revenues	$673,875	$295,085	$163,563	$832,950
Cash distributions	$515,732	$—	$—	$634,749
Cash distribution unit	$0.0272	$0.0000	$0.0000	$0.0334
2006:
Royalty revenues	$432,197	$297,042	$689,169	$1,650,230
Cash distributions	$—	$—	$383,018	$1,448,062
Cash distribution unit	$0.0000	$0.0000	$0.0202	$0.0762

Report of Independent Registered Public Accounting Firm

Bank of New York, Trustee
and the Unit Holders of LL&E Royalty Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (the “Trust”) as of December 31, 2007 and 2006, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2007 and 2006, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2007, in conformity with the basis of accounting described in Note 4.

The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As discussed in Note 1 to the financial statements, net revenues in 2007 and 2006 fell below the Termination Threshold prescribed by the Trust Agreement, resulting in the contractual termination of the Trust effective after December 31, 2007. In 2008, the Trustee began procedures to liquidate the Trust’s assets. Accordingly, there exists substantial doubt about the Trust’s ability to continue as a going concern. The Trustee expects that it will be required to borrow money in accordance with the Trust agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
May 20, 2008

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures are effective.

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

Changes in Internal Control over Financial Reporting.  In connection with the evaluation by the Trustee of changes in internal control over financial reporting of the Trust that occurred during the Trust’s last fiscal quarter, no change in the Trust’s internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting. The Trustee notes for purposes of clarification that it has no authority over, has not evaluated and makes no statement concerning, the internal control over financial reporting of the Working Interest Owners.

Trustee’s Report on Internal Control over Financial Reporting.  The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2007.

The Trustee does not expect that the Trustee’s disclosure controls and procedures relating to the Trust or the Trustee’s internal control over financial reporting relating to the Trust will prevent all errors and all fraud. A registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A registrant’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the registrant; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the modified basis of accounting discussed above, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management of the registrant; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the registrant’s assets that could have a material effect on the financial statements.

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

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

(a) Unit Ownership of Certain Beneficial Owners

Based on filings with the Securities and Exchange Commission, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of March 1, 2008 except that Adam Usdan and Trellus Management Company, LLC, 712 Main Street, Houston, Texas 77002, have filed a Schedule 13G with the Securities and Exchange Commission reporting beneficial ownership of 1,119,000 Units (5.89%) as of December 31, 2006.

(b) Unit Ownership of Management

The Working Interest Owner owns no Units. The Bank of New York Trust Company, N.A. as Trustee of the Trust, owns no Units. The Bank of New York, N.A. in its individual capacity (the “Bank”) also owns no Units. As of March 1, 2008, the Trust Department of the Bank held no Units in fiduciary accounts.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Bank of New York and the Company and its subsidiaries have a number of banking and trust relationships.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2007 and 2006 and fees billed for other services rendered by KPMG LLP.

	2007	2006

Audit fees(1)	$334,000	$275,000
Audit related fees	—	—
Tax fees(2)	112,000	179,000
All other fees	—	—

Total fees	$446,000	$454,000

(1)	Audit fees consist of fees for the audit of the LL&E Trust financial statements and reimbursement for travel related expenses.

(2)	Tax fees consist of fees related to the LL&E Trust’s tax information for its unit holders.

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

Date:  May 20, 2008

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Note:	Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

Appendix A
Miller and Lents Report

March 19, 2008

The Bank of New York
Trustee, LL&E Royalty Trust
919 Congress Avenue, Suite 500
Austin, TX 78701

Re:	Estimates of Proved Reserves and Future Net Revenues for the LL&E Royalty Trust As of September 30, 2007

Gentlemen:

We estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by ConocoPhillips and Quantum Resource Management (together referred to as “the Working Interest Owner”) in certain properties associated with the LL&E Royalty Trust ( “the Trust”) interest.

The estimated net proved imputed reserves and future net revenues, discounted at 10 percent per annum, owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2007, are as follows:

	Net Proved Imputed Reserves and Revenues(1)(2)
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids	Gas,	Revenues,	Per Year,
Reserve Category	MBbls.	MMcf	M$	M$

Proved Developed	294.1	318.5	25,123.0	17,942.3
Proved Undeveloped	0.0	0.0	0.0	0.0

Total Proved	294.1	318.5	25,123.0	17,942.3

(1)	Subsequent to the effective date of this report, the Trust announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives. See “Termination of the Trust” in this document on Form 10-K.

(2)	Total Proved Reserves and Revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserve categories. Future excess production costs will be recouped out of total proved production regardless of reserve category.

The above figures are based on estimates from the Trust economic model attached to this report. The Trust owns, indirectly through a partnership with the Working Interest Owner, (a) net overriding royalty interests equivalent to net profits interests (the “Overriding Royalties”) in certain productive oil and gas properties located in Alabama, Florida, and federal waters Offshore Louisiana (the “Working Interest Properties”) and (b) royalty interests (the “Royalties”) in certain productive oil and gas properties located on the Company’s South Louisiana fee lands (the “Fee Lands”) acreage. We estimated the imputed reserves using the formulas and criteria specified by the Working Interest Owner, as described in the following paragraphs, and estimated the future net revenues to the Trust in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

Estimated future net revenues and present value of estimated future net revenues are not intended and should not be interpreted to represent fair market value for the estimated reserves.

The Bank of New York	March 19, 2008

Trustee, LL&E Royalty Trust	Page 2

Gas volumes for each property are stated at the pressure and temperature bases appropriate for the sales contract or state regulatory authority; therefore, some of the aggregated totals may be stated at a mixed pressure base.

The table below shows summary projections of the estimated undiscounted future net revenues to the Trust and without consideration of the Trust Termination Clause:

	Estimated Future Net Revenues to the Trust(1)(2)
For Production	From Proved	From Proved	From Total
During the 12	Developed	Undeveloped	Proved
Months Ended	Reserves,	Reserves,	Reserves,
September 30	M$	M$	M$

2008	3,533.9	0.0	3,533.9
2009	2,867.3	0.0	2,867.3
2010	3,408.5	0.0	3,408.5
2011	4,481.0	0.0	4,481.0
2012	3,560.5	0.0	3,560.5
2013	2,730.8	0.0	2,730.8
Remainder	4,541.1	0.0	4,541.1

Total	25,123.0	0.0	25,123.0

(1)	Subsequent to the effective date of this report, the Trust announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives. See “Termination of the Trust” in this document on Form 10-K.

(2)	Total Proved Reserves and Revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserve categories. Future excess production costs will be recouped out of total proved production regardless of reserve category.

The estimated future net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of oil and gas from the productive properties and the Fee Lands are recorded as revenues by the Working Interest Owner. Therefore, the estimated future net revenues to the Trust from proved reserves for a 12-month period beginning October 1 correspond to estimated distributions to the Trust during the following calendar year. The amounts in the table above reflect those estimates of the disbursements to the Trust and without consideration of the Trust Termination Clause.

The Bank of New York	March 19, 2008

Trustee, LL&E Royalty Trust	Page 3

The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

		Last Year of
	Estimated Future	Estimated
	Net Revenues to	Economic
	The Trust,	Life of
Property	M$(1)(2)	Reserves(3)

Jay Field	24,330.0	2018
South Pass 89	138.7	2011
Offshore Louisiana	0.0	2012
Fee Lands	654.3	2017

Total	25,123.0

(1)	Subsequent to the effective date of this report, the Trust announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives. See “Termination of the Trust” in this document on Form 10-K.

(2)	Total Proved Reserves and Revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserve categories. Future excess production costs will be recouped out of total proved production regardless of reserve category. Based on information provided by the Working Interest Owner, it is estimated that the future dismantlement costs in excess of the amounts currently held in escrow, will exceed the estimated future net revenues for the South Pass 89 and Offshore Louisiana properties and will result in zero future net revenues to the Trust.

(3)	Projected economic life without consideration of estimated future dismantlement costs.

For the purposes of computing the future net revenues to the Trust, the Working Interest Properties have been combined geographically into three groups of leases designated as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. The Working Interest Owner have conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust a three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:

Percentage of Net Proceeds
Working Interest Property	Attributable to Overriding Royalties

Jay Field	50
South Pass 89	50
Offshore Louisiana	90

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the estimated revenues to be recorded by the Working Interest Owner from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in

The Bank of New York	March 19, 2008

Trustee, LL&E Royalty Trust	Page 4

determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs net of salvage value to the Working Interest Owner’s working interest are approximately $5.2 million for South Pass 89, $14.2 million for Jay Field, and $13.7 million for the Offshore Louisiana properties. As of September 30, 2007, the South Pass 89, Jay Field, and the Offshore Louisiana properties’ escrow balances were approximately $4.1 million, $4.5 million, and $3.3 million, respectively, leaving an additional $1.1 million, $9.7 million, and $10.4 million, respectively, attributable to the Working Interest Owner’s working interest to be escrowed in the future.

Excess production costs will result to the Working Interest Owner’s working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property (“Excess Production Costs”). Pursuant to the provisions of the Trust documents, the Working Interest Owner is allowed to recover such costs from future Net Proceeds. Excess production costs to the Working Interest Owner’s working interest to be recovered from future Net Proceeds as of September 30, 2007, were $1,960,610 for South Pass 89, $4,328,898 for Jay Field, and $8,147,591 for the Offshore Louisiana properties.

The estimated future net revenues have been calculated, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as of September 30, 2007, to the estimated future production of these products over the economic life of the reserves and assuming continuation of current economic conditions.

Well plugging and field abandonment costs were supplied by the Working Interest Owner and used in the calculation of the Net Proceeds for the properties. However, the full cost impact of the 2005 hurricane season beyond that which has already been provided by the Working Interest Owner, is still not fully known with regard to potential additional costs for the restoration and abandonment of certain facilities and wells. Thus, if additional costs due to the 2005 hurricanes are incurred, this would have a negative impact to the Trust. Future cost estimates, if any, for the restoration of producing properties to satisfy environmental standards were not deducted from future revenues as such estimates are beyond the scope of this assignment.

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

Estimated reserves for Jay Field were forecasted based on an analysis of historical production volumes and decline rates. During the past 12 months, the production volumes continued to decrease due to field decline and transition of operatorship from ExxonMobil to Quantum. As the new operator, Quantum has undertaken certain plant and field production enhancements which should help lessen the overall rate of field decline. Additional production volumes from Quantum’s planned 12 well workover program were included in the current forecast but revised downward based on the latest field performance data. Also included in the forecast of future net revenues are additional capital expenditures which Quantum indicates will likely to be spent to improve field facilities.

Net reserves, as used herein, are reserves net to the Working Interest Owner or imputed to the Trust after taking into account existing third party interests and landowner royalties. Portions of the properties are pooled or unitized, and the reserve estimates herein are based on existing pooling and unitization arrangements.

The imputed estimated proved reserves attributable to the Trust were calculated for each of the three groups of Working Interest Properties and the Fee Lands by multiplying the respective net proved reserves of the Working

The Bank of New York	March 19, 2008

Trustee, LL&E Royalty Trust	Page 5

Interest Owner by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Working Interest Owner prior to consideration of the Trust, as follows:

Imputed proved reserves to the Trust (expressed in Bbls or Mcf)	=	Estimated future net revenues to the Trust Estimated future gross revenues to the Working Interest Owner(1)	x	Estimated net proved reserves of the Working Interest Owner (Bbls or Mcf)

(1)	Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

As the imputed estimated proved reserves of the Trust are calculated using estimated future net revenues, future changes in the product pricing assumptions on which the revenue estimates are based would result in corresponding changes in the Trust’s imputed estimated proved reserves, which could be significant.

Subsequent to the effective date of this report, the LL&E Royalty Trust announced the Trust will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

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

The extent and character of ownership, reversions, test, production, and other data which were furnished by the Working Interest Owner have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Working Interest Owner were reviewed for reasonableness. No field inspections or well tests were conducted by Miller and Lents, Ltd. personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

Miller and Lents, Ltd. is an independent oil and gas consulting firm. No director, officer, or key employee of Miller and Lents, Ltd. has any financial ownership in ConocoPhillips, Quantum Resource Management, the LL&E Royalty Trust, or any affiliate. Our compensation for the required investigations and preparation of this report is not contingent on the results obtained and reported, and we have not performed other work that would affect our objectivity. Preparation of this report was supervised by an officer of the firm who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 20 years of relevant experience in the estimation, assessment, and evaluation of oil and gas reserves.

The Bank of New York	March 19, 2008

Trustee, LL&E Royalty Trust	Page 6

Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

Very truly yours,

Miller and Lents, Ltd.

By	/s/ Gary W. Priddy
Gary W. Priddy
Consulting Engineer, P.E.

By	/s/ Robert J. Oberst
Robert J. Oberst
Senior Vice President, P.E.

RJO/eb

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

1