Form 10-Q
period 2008-03-31
LL&E ROYALTY TRUST
filed 2008-08-18
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8518

LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant’s telephone number, including area code: (800) 852-1422

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes                                      No     ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller reporting company ✓
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                                      No     ✓

At July 28, 2008, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007. The cash earnings and distributions for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Royalty revenues	$475,750	$673,875
Trust administrative expenses	(224,360)	(162,294)

Cash earnings	251,390	511,581
Changes in undistributed cash	(251,390)	4,151

Cash distributions	$—	$515,732

Cash distributions per Unit	$0.0000	$0.0272

Units outstanding	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Cash	$583,373	$331,983
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 4, 5 and 6)	76,282,000	76,282,000
Less accumulated amortization (note 4)	(74,576,900)	(74,576,900)

Total assets	$2,288,473	$2,037,083

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,288,473	$2,037,083
Contingencies (note 7)	—	—

Total liabilities and Trust Corpus	$2,288,473	$2,037,083

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Trust Corpus, beginning of period (note 4)	$2,037,083	$2,616,186
Cash earnings	251,390	511,581
Cash distributions	—	(515,732)
Amortization of royalty interest (note 4)	—	(9,000)

Trust Corpus, end of period	$2,288,473	$2,603,035

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. (“New BR”). Consequently, “New BR” is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust. In December 2006, ConocoPhillips, as Working Interest Owner, and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the Jay Field properties located in Florida and Alabama to Quantum Resource Management (“Quantum”). Quantum began operating the Jay Field properties in April 2007. As used in this report, the term “Working Interest Owner” refers to ConocoPhillips for the South Pass 89 and Offshore Louisiana properties and, after its December 2006 acquisition of the Jay Field interest, Quantum for the Jay Field properties.

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

The Trust is passive, with The Bank of New York Mellon Trust Company, N.A., (the “Trustee”), having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE symbol — LRT).

Status of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (the “Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose).

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were approximately $1,600,000 and $2,100,000, respectively. Consequently, the Trust terminated effective December 31, 2007, and is in the process of selling the Royalties and liquidating the assets of the trust.

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

The Trustee anticipates that the sale of the Trust’s assets will be completed in 2008, although the sale could take longer. The Trustee has retained Stifel, Nicolaus & Company, Incorporated, to assist with the sale of the properties. If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of March 31, 2008, the Trust had $583,373 in cash reserved for Trust expenses. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first quarter of 2008, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2008 were approximately $5,662,000, $2,534,000 and $9,142,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13,

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2008 has reserved $583,373 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities and other matters related to properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owners have received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties was provided to the Working Interest Owners by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owners. The Working Interest Owners are not the operator of any of these properties, and rely on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates, are subject to change.

South Pass 89

Repairs due to Hurricane Katrina damage (August, 2005) were completed in the fourth quarter of 2006 and the field was substantially restored to production in December, 2006. The operator, Marathon Oil Company, had provided a cost estimate of $6,000,000 ($1,500,000 net to the Trust) to repair the South Pass 89 “B” platform, however the operator has indicated the actual cost to date is estimated at $6,500,000 ($1,600,000 net to the Trust). The original cost estimate to repair the South Pass 86 “C” platform provided by the operator was $5,500,000 ($600,000 net to the Trust), however the operator has indicated the actual cost to date is estimated at $5,800,000 ($600,000 net to the Trust).

Offshore Properties:

East Cameron 336

The Working Interest Owners had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owners that it has ceased operations and allowed the lease to expire in January 2007. Abandonment operations for the wells and platform did not commence in 2007 and may commence in 2008; no cost estimates have been received.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

East Cameron 195

The East Cameron 195 platform was heavily damaged during Hurricane Rita; however, as it was not a significant producer, had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. The operator’s early estimate of the wells-only abandonment for East Cameron 195 was $27,000,000 ($9,100,000 net to the Trust), however costs to date are estimated at $31,000,000 ($10,300,000 net to the Trust). These costs are for well abandonment only and do not include platform abandonment and debris removal costs. Well abandonment work began in February 2006 and was substantially finished in December 2006 (7 wells were plugged and abandoned and 3 wells have remaining plugging work that will be completed as part of the platform and debris removal process). Platform abandonment and debris removal work has not commenced and the Working Interest Owner has not received an estimated cost for such work from the operator.

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita. The operator, Mariner Corporation, has provided an estimate of $3,600,000 ($900,000 net to the Trust) for diving costs, inspection and removal of the toppled platform deck from the seafloor, and abandonment of a pipeline. These costs do not include well or facility abandonment costs, for which no cost estimates have been received. Inspection, diving and some initial debris removal work have been done to date. The Working Interest Owner has not received any estimated costs for plugging and abandonment of wells or platform or debris removal from the operator. In September 2007, the Working Interest Owner (and another co-owner in the property) declined a proposal by the operator to redevelop property at a different surface location. The operator has not subsequently advised the Working Interest Owner of a decision regarding the property, which could include a decision to plug and abandon the wells, platform and facilities.

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management (Quantum). Quantum became the operator in April 2007 and informed the Trustee that it planned to undertake a different development strategy for Jay Field than the previous operator.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

so, and made a single payment of approximately $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds through December 31, 2007. The Trustee has determined to add the amount of the settlement payment to the amount it is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

Other

ConocoPhillips has advised the Trustee that it is in the process of analyzing the scope and applicability of the insurance policies it carried to the various types of damages that resulted from the storms, and is in the process of discussing these matters with the carrier’s claim adjusters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties. The Working Interest Owner has informed the Trustee that it has submitted claims to its carriers for a portion of the damages caused by the storms, but cautioned the Trustee that certain of the properties in which the Trust has an interest, particularly South Marsh Island 76 and East Cameron 195, will require additional significant and expensive plugging, dismantling and abandonment work during 2008 or longer. Consequently, the Working Interest Owner anticipates that it may continue to receive invoices from the operators of certain properties in which the Trust has an interest through at least 2008, and consequently may be continuing to submit claims to its carriers beyond that date. The Working Interest Owner has advised the Trustee, however, that in general, the expenses of such plugging, dismantling and abandonment work are not insured.

The Working Interest Owner has informed the Trustee that it has received payments from its carriers on certain of the claims (including claims on properties that are not subject to the Trust’s interest) it has submitted to date, but that (i) the payments in aggregate are substantially less than actual aggregate expenses incurred by the Working Interest Owner, and (ii) the Working Interest Owner has not yet allocated any of the payments received to the South Pass 89 or Offshore Louisiana properties. Consequently, as of the most recent information provided to the Trustee, the Working Interest Owner has not determined whether any of the payments it has received to date are allocable to any of the costs the Working Interest Owner has incurred at properties in which the Trust has an interest.

The abandonment and repair costs estimated by the Working Interest Owner are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated, and the Trustee does not expect to make any further distribution prior to a final liquidity distribution after the sale of the Trust’s interests.

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

Additionally, the Trust has $583,373 in cash reserved for Trust expenses as of March 31, 2008. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

(3)	Net Overriding Royalty Interests and Fee Lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owners or any successor Working Interest Owners will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owners or any successor Working Interest Owners from the sale of oil, gas and other hydrocarbons from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owners in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 5 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Additional tracts subsequently expired, and at March 31, 2008, the Fee Lands consisted of approximately 19,279 gross acres in South Louisiana approximately 1,015 of which were under lease.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in January 2004 to review the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the periods from January 2004 through December 2006. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The review of the independent joint venture auditor was completed on February 26, 2008, and it was the joint venture auditor’s opinion that the charges and credits and revenue to the Trust were in accordance with the applicable agreements, except for certain items noted in the report. The report notes exceptions, which may or may not turn out to be meritorious, as to amounts due to the Trust of $149,627. ConocoPhillips has received a copy of the report and has until August 24, 2008, to respond to the report.

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at March 31, 2008, is not necessarily indicative of the fair market value of the interests held by the Trust.

The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

While these statements differ from financial statements prepared in accordance with accounting principles generally accepted in the United States of America, the cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts. The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007. The information

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(6)	Dismantlement Costs

According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, the total future dismantlement costs to the Working Interest Owners are estimated to be $14,200,000 for the Jay Field property, $5,200,000 for the South Pass 89 property, and $13,700,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property. The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first quarter of 2008 the Working Interest Owner withheld $1,434,525 and $1,771,348 in escrow from the South Pass 89 and Offshore Louisiana Properties. The Working Interest Owner expended $0 during the first quarter of 2008 for the South Pass 89 and Offshore Louisiana properties respectively.

The cumulative escrow balance as of March 31, 2008 was $4,543,402 for the Jay Field property, and $5,524,819 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of March 31, 2008 for the Offshore Louisiana property was $5,026,428, 90% of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

The Working Interest Owners have advised the Trustee that they intend to continue monitoring their estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owners are under no obligation to give any advance notice to the Trustee or the Unit holders in the event either determines that additional funds should be escrowed.

(7)	Contingencies

The Trustee has been informed by one of the Working Interest Owners that the Working Interest Owner has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owner with the Minerals Management Service, thereby violating the civil False Claims Act.

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

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Form 10-K for the year ended December 31, 2007, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

Status of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (the “Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose).

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were approximately $1,600,000 and $2,100,000, respectively. Consequently, the Trust terminated effective December 31, 2007, and is in the process of selling the Royalties and liquidating the assets of the trust.

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

The Trustee anticipates that the sale of the Trust’s assets will be completed during 2008, although the sale could take longer. The Trustee has retained Stifel, Nicolaus & Company, Incorporated, to assist with the sale of the properties. If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

The Trustee has been advised by Quantum that Quantum believes it holds one or more rights of first refusal to acquire some or all of the interests held by the Trust. Quantum has furnished documentation in support of its assertion to the Trustee. The Trustee is reviewing Quantum’s assertion. To the extent legally permissible, the Trustee intends to structure the transaction in a manner that would not trigger any rights of first refusal; however, no assurance can be given that it will be possible to do so.

For the first quarter of 2008, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2008 were approximately $5,662,000, $2,534,000 and $9,142,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2008 has reserved $583,373 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities and other matters related to properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owners have received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and South Pass 89 properties. All of the information in this Report on Form 10-Q relating to the operational status of the properties was provided to the Working Interest Owners by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owners. The Working Interest Owners is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties. The information provided herein is based on the respective operators’ preliminary assessments of the damage to the production facilities. The Trustee has been informed that the assessments are ongoing, and that the assessments of damages, the predictions of the likelihood of repairs and time necessary to complete such repairs, the decisions to repair or abandon facilities, and all other estimates, are subject to change.

South Pass 89

Repairs due to Hurricane Katrina damage (August, 2005) were completed in the fourth quarter of 2006 and the field was substantially restored to production in December, 2006. The operator, Marathon Oil Company, had provided a cost estimate of $6,000,000 ($1,500,000 net to the Trust) to repair the South Pass 89 “B” platform, however the operator has indicated the actual cost to date is estimated at $6,500,000 ($1,600,000 net to the Trust). The original cost estimate to repair the South Pass 86 “C” platform provided by the operator was $5,500,000 ($600,000 net to the Trust), however the operator has indicated the actual cost to date is estimated at $5,800,000 ($600,000 net to the Trust).

Offshore Properties:

East Cameron 336

The Working Interest Owners had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The operator, Apache, informed the Working Interest Owners that it has ceased operations and allowed the lease to expire in January 2007. Abandonment operations for the wells and platform did not commence in 2007 and may commence in 2008; no cost estimates have been received.

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

Jay Field

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do so, and made a single payment of approximately $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds through December 31, 2007. The Trustee has determined to add the amount of the settlement payment to the amount it is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management, LLC (Quantum). Quantum became the operator in April 2007 and has informed the Trustee that it plans to undertake a different development strategy for Jay Field than the previous operator.

Other

ConocoPhillips has advised the Trustee that it is in the process of analyzing the scope and applicability of the insurance policies it carried to the various types of damages that resulted from the storms, and is in the process of discussing these matters with the carrier’s claim adjusters and underwriters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties, all of which are operated by other operators. The Working Interest Owner has informed the Trustee that it has submitted claims to its carriers for a portion of the damages caused by the storms, but cautioned the Trustee that certain of the properties in which the Trust has an interest, particularly South Marsh Island 76 and East Cameron 195, will require additional significant and expensive plugging, dismantling and abandonment work during 2008 or longer. Consequently, the Working Interest Owner anticipates that it may continue to receive invoices from the operators of certain of the properties in which the Trust has an interest through at least 2008, and consequently may be continuing to submit claims to its carriers beyond that date.

The Working Interest Owner has informed the Trustee that it has received payments from its carriers on certain of the claims (including claims on properties that are not subject to the Trust’s interest) it has submitted to date, but that (i) the payments in aggregate are substantially less than actual aggregate expenses incurred by the Working Interest Owners, and (ii) the Working Interest Owners have not yet allocated any of the payments received to the South Pass 89 or Offshore Louisiana properties. Consequently, as of the most recent information provided to the Trustee, the Working Interest Owners have not determined whether any of the payments they have received to date are allocable to any of the costs the Working Interest Owners has incurred at properties in which the Trust has an interest.

The abandonment and repair costs estimated by the Working Interest Owner are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated, and the Trustee does not expect to make any further distribution prior to a final liquidity distribution after the sale of the Trust’s interests.

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, the total future dismantlement costs to the Working Interest Owners are estimated to be $14,200,000 for the Jay Field property, $5,200,000 for the South Pass 89 property, and $13,700,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The cumulative escrow balance as of March 31, 2008 was $4,543,402 for the Jay Field property, and $5,524,819 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of March 31, 2008 for the Offshore Louisiana property was $5,026,428, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so. The escrowed amounts for the South Pass 89 and Offshore Louisiana properties are expected to decrease in the future as funds are released to cover substantial increases in estimated capital expenditures and dismantlement costs, respectively, for those properties due to damage caused by Hurricanes Katrina and Rita.

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

Results of Operations

	Three Months Ended March 31,
	2008	2007

Royalty revenues	$475,750	$673,875
Trust administrative expenses	(224,360)	(162,294)

Cash earnings	$251,390	$511,581
Changes in undistributed cash	(251,390)	4,151

Cash distributions	$0	$515,732

Cash distributions per unit	$0.0000	$0.0272

Units outstanding	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2008 and 2007 (the 2008 and 2007 “First Quarters”, respectively) are attributable to the Working Interest Owner’s operations during the periods October through December of 2008 (the “Current Operating Period”) and October through December of 2007 (the “Prior Year’s Operating Period”), respectively.

There were no distributions to the Unit holders for the three months ended March 31, 2008. Distributions to the Unit holders for the three months ended March 31, 2007 amounted to $515,732. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $583,373 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the three months ended March 31, 2008 and 2007, the Trust received cash of $475,750 and $673,875, respectively, from the Working Interest Owners with respect to the Royalties and other proceeds from the Properties.

The monthly per Unit distributions during the 2008 and 2007 First Quarters were as follows:

	2008	2007

January	$0.0000	$0.0076
February	0.0000	0.0047
March	0.0000	0.0149

	$0.0000	$0.0272

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2008 and 2007:

First Quarter 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$9,280,763	$1,205,347	$992,780	$11,478,890
Natural gas	342,782	229,178	778,569	1,350,529

	$9,623,545	1,434,525	$1,771,349	$12,829,419
Amounts withheld in escrow	—	(1,434,525)	(1,771,349)	(3,205,874)
Production costs and expenses(1)	(9,212,342)	(542,043)	(281,417)	(10,035,802)
Capital expenditures	(1,744,533)	(31,074)	(713,186)	(2,488,793)

Net Proceeds	$(1,333,330)	$(573,117)	$(994,603)	$(2,901,050)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other proceeds paid to the Trust(3)	$436,548	—	—	436,548

Fee Lands Royalties				39,202

Royalties paid to the Trust				$475,750

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2008 First Quarter was $194,061. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2008, South Pass 89 property processing fees totaled $210,826 and interest earned funds escrowed totaled $67,428, while actual production costs totaled $820,297 resulting in net production costs of $542,043.

(2)	The South Pass 89 and Offshore Louisiana properties have excess production costs of $2,533,727 and $9,142,193, respectively, as of March 31, 2008.

(3)	In the first quarter 2008, the Trust received a single payment of $436,548 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

First Quarter 2007

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$5,144,546	$426,837	$243,148	$5,814,531
Natural gas	—	97,759	343,303	441,062

	$5,144,546	524,596	$586,451	$6,255,593
Amounts withheld in escrow	—	(524,596)	(586,451)	(1,111,047)
Production costs and expenses(1)	(3,753,698)	(266,554)	(1,599,218)	(5,619,470)
Capital expenditures	(221,387)	—	(373,858)	(595,245)

Net Proceeds	$1,169,461	$(266,554)	$(1,973,076)	$(1,070,169)

Overriding Royalties paid to the Trust(2)	$584,731	$—	$—	$584,731

Fee Lands Royalties				89,144

Royalties paid to the Trust				$673,875

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2007 First Quarter was $85,204. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2007, South Pass 89 property processing fees totaled $124,313 and interest earned on funds escrowed totaled $8,906, while actual production costs totaled $399,773 resulting in net production costs of $266,554.

(2)	The South Pass 89 and Offshore Louisiana properties have excess production costs of $816,435 and $4,578,318, respectively, as of March 31, 2007.

The following unaudited schedule summarizes the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2008 and 2007:

	First Quarter
	2008	2007

Net Proceeds:
Revenues	$12,829,419	$6,255,593
Amounts withheld in escrow	(3,205,873)	(1,111,047)
Production costs and expenses	(10,035,802)	(5,619,470)
Capital expenditures	(2,488,793)	(595,245)

Net Proceeds	$(2,901,049)	$(1,070,169)

Royalties paid to the Trust:
Overriding Royalties	$—	$584,731
Fee Lands Royalties	39,202	89,144
Other Proceeds	$436,548	—

Royalties paid to the Trust	$475,750	$673,875

Revenues of the Working Interest Owners with respect to the Productive Properties in the Current Operating Period increased 109% from the Prior Year’s Operating Period. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the Current Operating Period attributable to the Productive Properties were $90.05 per barrel, $61.39 per barrel and $6.24 per thousand cubic feet (“mcf”), respectively. In the comparable 2007 period, average crude oil, natural gas liquids and natural gas prices were $58.81 per barrel, $44.18 per barrel and $7.02 per mcf, respectively. Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the first quarter 2008 and imputed liquids production was 9,980 barrels for the Prior Year’s Operating Period. There was no imputed natural gas production for the first quarter of 2008 and 2007.

In the first quarter of 2008 and 2007, the Working Interest Owners reserved $3,205,875 and $1,111,047, respectively, in escrow as a result of uncertainties related to oil and gas properties.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties in the Current Operating Period increased 79% primarily due to the repair of damages caused by Hurricane Rita at the Offshore Louisiana locations which is no longer offset by escrowed amounts, an increase in non-operated work-over costs and increased overhead expenses.

Capital and abandonment expenditures increased 318% in the Current Operating Period compared to the same period in 2007 primarily due to an increase in developmental drilling and the movement of nitrogen injection expenses to production costs and expenses.

At March 31, 2008, the Fee Lands consisted of approximately 19,279 gross acres in South Louisiana, approximately 1,015 of which were under lease.

The Trustee has been informed by the Working Interest Owners that the Working Interest Owners has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owners with the Minerals Management Service, thereby violating the civil False Claims Act.

If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owners to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease future royalty payments to the Trust. The Working Interest Owner has informed the Trustee that at this time, the Working Interest Owners are not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

March 31,
2008

ASSETS
Cash	$583,373
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	44,656,717

Net assets in process of liquidation	$45,240,090

The net overriding royalty interest in oil and gas properties at December 31, 2007 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2007. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•	The Trust’s estimated share of proved oil and gas reserve volumes at March 31, 2008, which were derived from the December 31, 2007 reserve report prepared by Miller and Lents and updated for first quarter of 2008 production. The working interest owners have not prepared a reserve report as of March 31, 2008, and therefore any revisions in oil and gas reserves during the first quarter of 2008 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•	The estimated fair value does not include any amounts related to Offshore Louisiana and South Pass 89 properties. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on March 31, 2008.

•	Includes approximately $5 million of future abandonment costs and approximately $5.7 million of excess production costs to be recouped by the Working Interest Owners, for the Jay Field property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

The actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see pages 17 through 19 of the Form 10-K for the year ended December 31, 2007 and Note 9 in the Notes to Financial Statements included elsewhere in the Form 10-K for the year ended December 31, 2007. For more information regarding the amounts escrowed by the Working Interest Owners as of December 31, 2007, see “Terms and Operations of the Trust — Terms of the Conveyances” in the Form 10-K for the year ended December 31, 2007.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

LL&E ROYALTY TRUST
(Registrant)

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.
  Trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: August 18, 2008

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

Exhibit
Number

4	*	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).