Form 10-Q
period 2008-06-30
LL&E ROYALTY TRUST
filed 2008-11-06
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

At November 3, 2008, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (the “Trust”) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007. The cash earnings and distributions for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Royalty revenues	$73,664	$295,085	$549,414	$968,960
Trust administrative expenses	(382,109)	(510,010)	(606,469)	(672,304)

Cash earnings (loss)	(308,445)	(214,925)	(57,055)	296,656
Changes in undistributed cash	308,445	214,925	57,055	219,076

Cash distributions	$—	$—	$—	$515,732

Cash distributions per Unit	$—	$—	$—	$0.02716

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Cash	$274,928	$331,983
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 5 and 6)	76,282,000	76,282,000
Less: accumulated amortization (note 2)	(74,576,900)	(74,576,900)

Total assets	$1,980,028	$2,037,083

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$1,980,028	$2,037,083

Contingencies (note 7)
Total liabilities and trust corpus	$1,980,028	$2,037,083

Statements of Changes in Trust Corpus
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Trust Corpus, beginning of period (note 2)	$2,037,083	$2,616,186
Cash earnings	(57,055)	296,656
Cash distributions	—	(515,732)
Amortization of royalty interest (note 2)	—	(13,000)

Trust Corpus, end of period	$1,980,028	$2,384,110

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. (“New BR”). Consequently, “New BR” is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust. In December 2006, ConocoPhillips, as Working Interest Owner, and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the Jay Field properties located in Florida and Alabama to Quantum Resource Management LLC (“Quantum”). Quantum began operating the Jay Field properties in April 2007. As used in this report, the term “Working Interest Owner” refers to ConocoPhillips for the South Pass 89 and Offshore Louisiana properties and, after its December 2006 acquisition of the Jay Field interest, Quantum for the Jay Field properties.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), a nationally recognized investment banking firm, to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee has determined that, in light of market conditions, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee anticipates that the postponement may be for up to six months; however, the postponement could be shorter or longer. The Trustee intends to review market conditions frequently, and intends to recommence the marketing process as soon as practicable. If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of June 30, 2008, the Trust had $274,928 in cash reserved for Trust expenses. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first six months of 2008, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2008 were approximately $6,992,000, $2,088,000 and $10,147,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2008 has reserved $274,928 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. No cost estimates or actual costs have been received to date. The platform has not been abandoned yet and no cost estimates have been received.

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

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita in 2005. The operator, Mariner, abandoned the wells in 2008 for a cost of $4,485,953 ($403,736 net to the Trust). No cost estimates have been received for the final platform debris removal and site clearance.

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007 and informed the Trustee that it planned to evaluate alternative development strategies for Jay Field.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do so, and made a single payment of approximately $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds through December 31, 2007. After December 31, 2007, the Working Interest Owner will address sulfur extraction costs in accordance with the terms of the Conveyances. The Trustee has added the amount of the settlement payment to the amount it is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other

The Working Interest Owner has advised the Trustee that it is in the process of analyzing the scope and applicability of the insurance policies carried by the Working Interest Owner to the various types of damages that resulted from Hurricanes Katrina and Rita, and is in the process of discussing these matters with the carrier’s claim adjusters and underwriters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties. The Working Interest Owner has informed the Trustee that it has submitted claims to its carriers for a portion of the damages caused by the storms, but cautioned the Trustee that certain of the properties in which the Trust has an interest, particularly South Marsh Island 76 and East Cameron 195 (comprising part of the Offshore Louisiana Property), will require additional significant and expensive plugging, dismantling and abandonment work during 2008 or longer. Consequently, the Working Interest Owner anticipates that it may continue to receive invoices from the operators of certain of the properties in which the Trust has an interest through at least 2008, and consequently may be continuing to submit claims for certain covered damages to its carriers beyond that date. In general, however, the expenses of such plugging, dismantling and abandoning work are not insured.

The Working Interest Owner has informed the Trustee that, thus far: (i) the Working Interest Owner has submitted claims to its carriers in the amount of approximately $26 million relating to the South Pass 89 and Offshore Louisiana Properties (net to the Working Interest Owner’s working interest in such properties), and (ii) the Working Interest Owner has received reimbursements from its carriers amounting to only approximately $10 million (net to the Working Interest Owner’s working interest in such properties). Such reimbursements have not yet been allocated to the South Pass 89 or Offshore Louisiana Properties. Based on the extraordinary damage and/or destruction of the Offshore Louisiana Property caused by Hurricane Rita, and certain damage conditions and limitations contained in insurance policies relating to those properties, the Working Interest Owner does not believe that insurance reimbursements will ultimately equal the actual costs incurred, or that will be incurred, by the Working Interest Owner of repairing, plugging, abandoning or removing sunken debris from the damaged and destroyed properties. On the contrary, such actual costs are anticipated to greatly exceed any ultimate insurance reimbursement received by the Working Interest Owner.

Based on the foregoing information, and the ongoing and incomplete status of claims submitted to its carriers to date, and the additional significant and expensive plugging, dismantling and abandonment work anticipated for the Offshore Louisiana Property (particularly South Marsh Island 76 and East Cameron 195) during 2008 or longer that could result in the Working Interest Owner filing additional claims with its carriers, the Working Interest Owner cannot at this time determine whether any insurance reimbursements that it has received or may ultimately receive will result in any benefit to the Trust.

The abandonment and repair costs estimated by the Working Interest Owner have had and are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution after the sale of the Trust’s interests.

(2)	Basis of Presentation

The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America that may require a liquidation basis of accounting. The cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the Unit holders are based on net cash receipts.

The financial statements of the Trust do not include any adjustments as a result of the termination of the Trust as described in notes 1 and 3 and are prepared on the following basis:

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at June 30, 2008 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3)	Going Concern

The accompanying financial statements have been prepared on the basis described in note 2. As discussed in note 1, the Trust’s net revenues did not exceed the $5,000,000 Termination Threshold stipulated by the Trust Agreement for the second consecutive year, thus requiring the Trust to terminate effective December 31, 2007. The accompanying financial statements do not include any adjustments as a result of the termination of the Trust.

Additionally, the Trust has $274,928 in cash reserved for Trust expenses as of June 30, 2008. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

(4)	Net Overriding Royalty Interests and Fee Lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owner or any successor working interest owner will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined in the Conveyance of Overriding Royalty Interests) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owner or any successor working interest owner from the sale of oil, gas and other hydrocarbons (but not sulfur) from each of the Productive Properties less: (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 5 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Additional tracts subsequently expired, and at June 30, 2008, the Fee Lands consisted of approximately 22,282 gross acres in South Louisiana approximately 1,139 of which were under lease.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in January 2004 to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The independent joint venture auditor issued reports for the periods from January 2004 through December 2006 and for the period from January 2007 through December 2007 on February 26, 2008 and September 15, 2008 respectively. It was the joint venture auditor’s opinion that the charges and credits and revenue to the trust were in accordance with the applicable agreements, except for certain items noted in the reports. The reports note exceptions as to amounts due to the Trust of $149,627 for the periods reviewed through December 2006 and $121,286 for 2007. ConocoPhillips has received a copy the reports and has advised the Trustee that ConocoPhillips agrees with the exceptions noted in both reports. ConocoPhillips made a single payment of approximately $437,000 to the Trust on March 7, 2008 to settle all issues raised by the report dated February 26, 2008. ConocoPhillips also advised the Trustee all outstanding exceptions detailed in the 2007 report are anticipated to be settled in the fourth quarter 2008. The Trustee has added the amount of the settlement payment to the amount is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

(5)	Federal Income Tax Matters

In May and June 1983, the Company applied to the Internal Revenue Service (IRS) for certain rulings, including the following: (a) the Trust would be classified for federal income tax purposes as a trust and not as an association taxable as a corporation, (b) the Trust would be characterized as a “grantor” trust as to the Unit holders and not as a “simple” or “complex” trust (a “non-grantor” trust), (c) the Partnership would be classified as a partnership and not as an association taxable as a corporation, (d) the Company would not recognize gain or loss upon the transfer of the Royalties to the Trust or upon the distribution of the Units to its stockholders, (e) each Royalty would be considered an economic interest in oil and gas in place, and each Overriding Royalty would constitute a single property within the meaning of Section 614(a) of the Internal Revenue Code, (f) the steps taken to create the Trust and the Partnership and to distribute the Units would be viewed for federal income tax purposes as a distribution of the Royalties by the Company to its stockholders, followed by the contribution of the Royalties by the stockholders to the Partnership in exchange for interests therein, which in turn was followed by the contribution by the stockholders of the interests in the Partnership to the Trust in exchange for Units, and (g) the transfer of a Unit of the Trust would be considered for federal income tax purposes to be the transfer of the proportionate part of the Partnership interest attributable to such Unit.

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

These financial statements are prepared on the basis that the Trust will be treated as a “grantor” trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided for in the financial statements.

(6)	Dismantlement Costs

According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, the total future dismantlement costs to the Working Interest Owners are estimated to be $14,200,000 for the Jay Field property, $5,200,000 for the South Pass 89 property, and $13,700,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property. The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first six months of 2008, the Working Interest Owner withheld $2,409,707 and $4,453,564 in escrow from the South Pass 89 and Offshore Louisiana Properties respectively. The Working Interest Owner expended $0 and $352,174 from the escrow funds for dismantlement costs incurred during the first six months of 2008 for the South Pass 89 and Offshore Louisiana properties respectively.

The cumulative escrow balance as of June 30, 2008 was $4,543,402 for the Jay Field property and $6,500,000 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of June 30, 2008 for the Offshore Louisiana property was $7,356,469, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

The Trustee has been informed by ConocoPhillips that it or a subsidiary has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the defendants with the Minerals Management Service, thereby violating the civil False Claims Act.

If the plaintiffs are successful in the matters described above the Working Interest Owner could be entitled to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease future royalty payments to the Trust’s interest. ConocoPhillips has informed the Trustee that, at this time, it is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto.

Note Regarding Forward-looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owner has advised the Trust that it believes that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), a nationally recognized investment banking firm, to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee has determined that, in light of market conditions, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee anticipates that the postponement may be for up to six months; however, the postponement could be shorter or longer. The Trustee intends to review market conditions frequently, and intends to recommence the marketing process as soon as practicable. If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

The Trustee has been advised by Quantum that Quantum believes it holds one or more preferential rights to purchase a portion of the interests held by the Trust in the Jay Field. Quantum has furnished documentation in support of its assertion to the Trustee. The Trustee has reviewed the documents furnished by Quantum, and has informed Quantum that the Trustee does not believe that the preferential purchase rights set forth therein would apply to the Trust’s sale of its interest in the Jay Field.

For the first six months of 2008, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2008 were approximately $6,992,000, $2,088,000 and $10,147,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

As part of the termination procedures, the Trustee engaged an independent joint venture auditor in January 2004 to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. The Trustee believed this engagement of an outside expert on these matters to be a prudent step to identify any potential benefits to the Trust, as well as any limitations on potential benefits, due to differing interpretations of accounting matters that commonly occur in the oil and gas production industry. The independent joint venture auditor issued reports for the periods from January 2004 through December 2006 and for the period from January 2007 through December 2007 on February 26, 2008 and September 15, 2008 respectively. It was the joint venture auditor’s opinion that the charges and credits and revenue to the trust were in accordance with the applicable agreements, except for certain items noted in the reports. The reports note exceptions as to amounts due to the Trust of $149,627 for the periods reviewed through December 2006 and $121,286 for 2007. ConocoPhillips has received a copy the reports and has advised the Trustee that ConocoPhillips agrees with the exceptions noted in both reports. ConocoPhillips made a single payment of approximately $437,000 to the Trust on March 7, 2008 to settle all issues raised by the report dated February 26, 2008. ConocoPhillips also advised the Trustee all outstanding exceptions detailed in the 2007 report are anticipated to be settled in the fourth quarter of 2008. The Trustee has added the amount of the settlement payment to the amount is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution. The Trustee has engaged the joint venture auditor to review payments to the Trust from the remaining properties.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2008 has reserved $274,928 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. No cost estimates or actual costs have been received to date. The platform has not been abandoned yet and no cost estimates have been received.

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

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita in 2005. The operator, Mariner, abandoned the wells in 2008 for a cost of $4,485,953 ($403,736 net to the Trust). No cost estimates have been received for the final platform debris removal and site clearance.

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007 and informed the Trustee that it planned to evaluate alternative development strategies for Jay Field.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do so, and made a single payment of approximately $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds through December 31, 2007. After December 31, 2007 the Working Interest Owner will address sulfur extraction costs in accordance with the terms of the Conveyances. The Trustee has added the amount of the settlement payment to the amount it is holding in reserve for the payment of Trust expenses and/or ultimate distribution to the Unit holders as part of a final liquidating distribution.

Other

The Working Interest Owner has advised the Trustee that it is in the process of analyzing the scope and applicability of the insurance policies carried by the Working Interest Owner to the various types of damages that resulted from Hurricanes Katrina and Rita, and is in the process of discussing these matters with the carrier’s claim adjusters and underwriters. These discussions are continuing and the Working Interest Owner is continuing to gather documentation to support the claims for the repairs that have been made to the damaged properties. The Working Interest Owner has informed the Trustee that it has submitted claims to its carriers for a portion of the damages caused by the storms, but cautioned the Trustee that certain of the properties in which the Trust has an interest, particularly South Marsh Island 76 and East Cameron 195 (comprising part of the Offshore Louisiana Property), will require additional significant and expensive plugging, dismantling and abandonment work during 2008 or longer. Consequently, the Working Interest Owner anticipates that it may continue to receive invoices from the operators of certain of the properties in which the Trust has an interest through at least 2008, and consequently may be continuing to submit claims for certain covered damages to its carriers beyond that date. In general, however, the expenses of such plugging, dismantling and abandoning work are not insured.

The Working Interest Owner has informed the Trustee that, thus far: (i) the Working Interest Owner has submitted claims to its carriers in the amount of approximately $26 million relating to the South Pass 89 and Offshore Louisiana Properties (net to the Working Interest Owner’s working interest in such properties), and (ii) the Working Interest Owner has received reimbursements from its carriers amounting to only approximately $10 million (net to the Working Interest Owner’s working interest in such properties). Such reimbursements have not yet been allocated to the South Pass 89 or Offshore Louisiana Properties. Based on the extraordinary damage and/or destruction of the Offshore Louisiana Property caused by Hurricane Rita, and certain damage conditions and limitations contained in insurance policies relating to those properties, the Working Interest Owner does not believe that insurance reimbursements will ultimately equal the actual costs incurred, or that will be incurred, by the Working Interest Owner of repairing, plugging, abandoning or removing sunken debris from the damaged and destroyed properties. On the contrary, such actual costs are anticipated to greatly exceed any ultimate insurance reimbursement received by the Working Interest Owner.

Based on the foregoing information, and the ongoing and incomplete status of claims submitted to its carriers to date, and the additional significant and expensive plugging, dismantling and abandonment work anticipated for the Offshore Louisiana Property (particularly South Marsh Island 76 and East Cameron 195) during 2008 or longer that could result in the Working Interest Owner filing additional claims with its carriers, the Working Interest Owner cannot at this time determine whether any insurance reimbursements that it has received or may ultimately receive will result in any benefit to the Trust.

The abandonment and repair costs estimated by the Working Interest Owner have had and are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution after the sale of the Trust’s interests.

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

The cumulative escrow balance as of June 30, 2008 was $4,543,402 for the Jay Field property and $6,500,000 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Trustee has been informed by the Working Interest Owner that the South Pass 89 Special Cost Escrow is fully funded, based on the Working Interest Owner’s most recent estimates, although those estimates remain subject to change. The cumulative escrow balance as of June 30, 2008 for the Offshore Louisiana property was $7,356,969, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so. The escrowed amounts for the South Pass 89 and Offshore Louisiana properties are expected to decrease in the future as funds are released to cover substantial increases in estimated capital expenditures and dismantlement costs, respectively, for those properties due to damage caused by Hurricanes Katrina and Rita.

The Working Interest Owner has advised the Trustee that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed.

Results of Operations

	Second Quarter		First Half
	2008	2007	2008	2007

Royalty revenues	$73,664	$295,085	$549,414	$968,960
Trust administrative expenses	(382,109)	(510,010)	(606,469)	(672,304)

Cash earnings	$(308,445)	$(214,925)	$(57,055)	$296,656
Change in undistributed cash	308,445	214,925	57,055	219,076

Cash distributions	$—	$—	$—	$515,732

Cash distributions per unit	$—	$—	$—	$0.02716

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2008 and 2007 (the 2008 and 2007 “Second Quarters” and “First Half”, respectively) are attributable to the Working Interest Owner’s operations during the periods January through March (the “Three-Month Operating Periods”) of 2008 and 2007, respectively, and the periods October 2007 through March 2008 and October 2006 through March 2007 (the 2008 and 2007 “Six-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2008 Second Quarter or the 2007 Second Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest as of June 30, 2008, the Trustee had reserved $274,928 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Second Quarter 2008 and 2007, the Trust received cash of $73,664 and $295,085, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2008 and 2007 Second Quarters were as follow:

	2008	2007

April	$0.0000	$0.0000
May	0.0000	0.0000
June	0.0000	0.0000

	$0.0000	$0.0000

There were no Distributions to the Unit holders for the First Half of 2008 and the Distributions to the Unit holders for the First Half of 2007 amounted to $515,732. During the First Half of 2008 and 2007, the Trust received cash of $549,414 and $968,960, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2008:

Second Quarter 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$8,616,525	$1,011,141	$1,200,255	$10,827,921
Natural gas	697,050	70,176	1,481,961	2,249,187

	9,313,575	1,081,317	2,682,216	13,077,108
Amounts withheld in escrow	—	(975,181)	(2,682,216)	(3,657,397)
Production costs and expenses(1)	(7,288,658)	332,537	(331,410)	(7,287,531)
Capital expenditures	(3,355,316)	6,759	(672,971)	(4,021,528)

Net Proceeds	$(1,330,399)	$445,432	$(1,004,381)	$(1,889,348)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				73,664

Royalties paid to the Trust				$73,664

First Half 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$17,897,288	$2,216,488	$2,193,034	$22,306,810
Natural gas	1,039,832	299,354	2,260,530	3,599,716

	18,937,120	2,515,842	4,453,564	25,906,526
Amounts withheld in escrow	—	(2,409,706)	(4,453,564)	(6,863,270)
Production costs and expenses(1)	(16,501,000)	(209,507)	(612,826)	(17,323,333)
Capital expenditures	(5,099,849)	(24,316)	(1,386,157)	(6,510,322)

Net Proceeds	$(2,663,729)	$(127,687)	$(1,998,983)	$(4,790,399)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust(3)				436,548
Fee Lands Royalties				112,866

Royalties paid to the Trust				$549,414

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2008 Second Quarter and 2008 First Half was $191,714 and $385,775, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2008 Second Quarter production costs and expenses include processing fee income of $218,780. For the 2008 First Half, South Pass 89 processing fees earned were $429,606.

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

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2007 Second Quarter production costs and expenses include processing fee income of $297,359. For the 2007 First Half, South Pass 89 processing fees earned were $421,673.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2008 and 2007:

	Second Quarter		First Half
	2008	2007	2008	2007

Net Proceeds:
Revenues	$13,077,108	$6,989,111	$25,906,526	$13,244,707
Amounts withheld in escrow	(3,657,397)	(2,530,815)	(6,863,270)	(3,641,863)
Production costs and expenses	(7,287,531)	(5,100,367)	(17,323,333)	(10,719,836)
Capital expenditures	(4,021,528)	(171,488)	(6,510,322)	(766,733)

Net Proceeds	$(1,889,348)	$(813,559)	$(4,790,399)	$(1,883,725)

Royalties paid to the Trust:
Overriding Royalties	$—	$224,071	$—	$808,803
Other proceeds paid to the Trust	—	—	436,548	—
Fee Lands Royalties	73,664	71,014	112,866	160,157

Royalties paid to the Trust	$73,664	$295,085	$549,414	$968,960

With respect to the Productive Properties in the current operating period, revenues of the Working Interest Owner increased approximately 87% in the 2008 Three-Month Operating Period and increased approximately 96% in the 2008 Six-Month Operating Period versus the comparable periods in 2007 as a result of increased commodity prices and increased production from the Jay Field. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2008 Three-Month Operating Period attributable to the Productive Properties were $99.23 per barrel, $57.24 per barrel and $10.51 per thousand cubic feet (“mcf”), respectively. In the comparable 2007 period, average crude oil, natural gas liquids and natural gas prices were $57.55 per barrel, $40.35 per barrel and $8.55 per mcf, respectively. In the 2008 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $94.48 per barrel, $59.64 per barrel and $6.91 per mcf, respectively. In the comparable 2007 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $58.12 per barrel, $42.50 per barrel and $7.40 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the 2008 Three-Month Operating Period and 3,878 barrels of imputed liquids production for the 2007 Three-Month Operating Period. There was no imputed natural gas production for either the 2008 Three-Month Operating Period or for the 2007 Three-Month Operating Period.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately 43% in the 2008 Three-Month Operating Period and increased 62% in the 2008 Six-Month Operating Period versus the comparable periods in 2007. The increase in the Three-Month and Six-Month

Operating Period is primarily due to gas purchases and severance taxes, which directly related to increased production in the Jay Field.

Capital expenditures increased 2,245% in the 2008 Three-Month Operating Period and increased 749% for the 2008 Six-Month Operating Period versus the comparable periods in 2007. The increase in the Three-Month and Six-Month Operating Period is primarily due to the purchase of air separation units and drilling activity in the Jay Field.

At June 30, 2008, the Fee Lands consisted of approximately 22,282 gross acres in south Louisiana, approximately 1,139 of which were under lease.

The Trustee has been informed by ConocoPhillips that it or a subsidiary has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owners with the Minerals Management Service, thereby violating the civil False Claims Act.

If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owners to reimbursements for past periods attributable to properties covered by the Trust’s interest. ConocoPhillips has informed the Trustee that, at this time, it is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

ASSETS
Cash as of June 30, 2008	$274,928
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	48,241,176

Net assets in process of liquidation	$48,516,104

The net overriding royalty interest in oil and gas properties at December 31, 2007 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2007. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•	The Trust’s estimated share of proved oil and gas reserve volumes at June 30, 2008, which were derived from the December 31, 2007 reserve report prepared by Miller and Lents and updated for first six months of 2008 production. The Working Interest Owners have not prepared a reserve report as of June 30, 2008, and therefore any revisions in oil and gas reserves during the first six months of 2008 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•	The estimated fair value does not include any amounts related to Offshore Louisiana and South Pass 89 properties. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on September 30, 2008.

•	Includes approximately $5 million of future abandonment costs and approximately $7 million of excess production costs to be recouped by the Working Interest Owners, for the Jay Field property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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

Date: November 5, 2008

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