Form 10-Q
period 2008-09-30
LL&E ROYALTY TRUST
filed 2009-01-30
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8518

LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Bank of New York Mellon Trust Company, N.A.,	78701 (Zip Code)
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

At January 29, 2009, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (the “Trust”) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007. The cash earnings and distributions for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year 2008.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Royalty revenues	$82,854	$163,563	$632,268	$1,132,523
Trust administrative expenses	(298,209)	(330,507)	(904,678)	(1,002,811)

Cash earnings (deficit)	(215,355)	(166,944)	(272,410)	129,712
Changes in undistributed cash	215,355	166,944	272,410	386,020

Cash distributions	$—	$—	$—	$515,732

Cash distributions per Unit	$—	$—	$—	$.02716

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Cash	$59,573	$331,983
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 5 and 6)	76,282,000	76,282,000
Less: accumulated amortization (note 2)	(74,576,900)	(74,576,900)

Total assets	$1,764,673	$2,037,083

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$1,764,673	$2,037,083

Contingencies (note 7)
Total liabilities and trust corpus	$1,764,673	$2,037,083

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Trust Corpus, beginning of period (note 2)	$2,037,083	$2,616,186
Cash earnings (deficit)	(272,410)	129,712
Cash distributions	—	(515,732)
Amortization of royalty interest (note 2)	—	(13,000)

Trust Corpus, end of period	$1,764,673	$2,217,166

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created the LL&E Royalty Trust (the “Trust”) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (“BR”). Effective on that date, the Company became a wholly owned subsidiary of BR. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. “New BR”. Consequently, “New BR” is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust. In December 2006, ConocoPhillips, as working interest owner, and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the Jay Field properties located in Florida and Alabama to Quantum Resource Management (“Quantum”). Quantum began operating the Jay Field properties in April 2007. As used in this report, the terms “Working Interest Owner” and “Working Interest Owners” refer to ConocoPhillips for the South Pass 89 and Offshore Louisiana properties and, after its December 2006 acquisition of the Jay Field interest, Quantum, for the Jay Field properties.

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

The Trust is passive, with The Bank of New York Mellon Trust Company, N.A., (the Trustee), having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are listed on the New York Stock Exchange (NYSE symbol — LRT).

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2008, the Trust had $59,573 in cash reserved for Trust expenses. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first nine months of 2008, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2008 were approximately $13,566,000, $488,000 and $10,937,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first quarter 2008, the Trust received a single payment of

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2008 has reserved $59,573 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Offshore Louisiana Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform has not been abandoned yet and no cost estimates or actual costs have been received to date.

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

Jay Field:

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

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that, except as noted below, the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties, and has reported the amounts (net to the working interest owner’s interest) to the Trustee as follows:

Reimbursements received by the Working Interest Owner due to lost production (which will be reported as Other Revenue) as follows:
Offshore Louisiana Property
South Marsh Island 76 (Hurricane Rita)	$1,275,000
Reimbursements received by the Working Interest Owner for operating costs (which will be reported as a reduction to lease operating expense) as follows:
South Pass 89
SP 89B (Hurricane Katrina)	$816,088
SP 86C (Hurricane Katrina)	$111,725
Offshore Louisiana Property
East Cameron 195 (Hurricane Rita)	$6,525,937
South Marsh Island 76 (Hurricane Rita)	$2,328,915
Eugene Island 261 (Hurricane Rita)	$52,160
Vermillion 331 (Hurricane Rita)	$206,259

The figures given above relate to the Working Interest Owner’s interest in the properties. The Trust’s interest in these amounts is 50% with respect to South Pass 89 and 90% with respect to Offshore Louisiana. The exception noted above relates to several making well safe claims for certain properties which have been denied by the Working Interest Owner’s insurers. The Working Interest Owner is evaluating the denials.

The Working Interest Owner further informed the Trustee that the insurance proceeds received will be applied, to the extent permitted by the Trust’s governing documents, to offset existing Excess Production Costs and to fund the Special Cost Escrows for Offshore Louisiana and South Pass 89.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Because the existing Excess Production Costs at Offshore Louisiana through the June 2008 production month were approximately $10.9 million, the Trustee anticipates that all of the approximately $10.4 million allocable to Offshore Louisiana will be applied to reduce those Excess Production Costs, and that any balance would then be escrowed by the Working Interest Owner. Because the South Pass 89 Special Cost Escrow was fully funded (based on current estimates) as of the June production month, the Trustee anticipates that the approximately $928,000 allocable to South Pass 89 would be applied first to the approximately $488,000 of South Pass 89 Excess Production Costs existing as of the June 2008 production month, then to any additional Excess Production Costs relating to the subsequent production months, and finally to a cash distribution (in accordance with the Trust’s 50% interest) to the Trust. However, even if the Trust does receive a cash distribution relating to South Pass 89, because the Trust has unpaid expenses that are required to be paid prior to any distribution to the Unitholders, the Trustee does not anticipate that the allocation of the insurance proceeds will result in any distribution to Unitholders.

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in which the Trust has an interest and that the operators have determined to abandon. In particular, the work and expenses to plug, abandon and dismantle the facilities at South Marsh Island 76 and East Cameron 195 are expected to extend into 2009 or longer. The Working Interest Owner has informed the Trustee that these ongoing expenses are not insured.

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

The financial statements were prepared on the basis of cash receipts and distributions and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America that may require a liquidation basis of accounting. The cash basis of reporting revenues and expenses is considered to be the most meaningful because monthly distributions to the unit holders are based on net cash receipts.

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interest in the properties transferred to the Trust. Information regarding the calculation of the amount of such cost was supplied by the Company to the Trustee. The unamortized balance at September 30, 2008, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The Trust has $59,573 in cash reserved for Trust expenses as of September 30, 2008. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Additional tracts subsequently expired and, consequently, at September 30, 2008, the Fee Lands consisted of approximately 22,282 gross acres in South Louisiana approximately 1,062 of which were under lease.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

According to the most recent reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007, the total future dismantlement costs to the Working Interest Owners are estimated to be $14,200,000 for the Jay Field property, $5,200,000 for the South Pass 89 property, and $13,700,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property. The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first nine months of 2008, the Working Interest Owner withheld $2,409,707 and $7,199,858 in escrow from the South Pass 89 and Offshore Louisiana Properties respectively. The Working Interest Owner expended $0 and $3,315,412 from the escrow funds for dismantlement costs incurred during the first nine months of 2008 for the South Pass 89 and Offshore Louisiana properties respectively.

The cumulative escrow balance as of September 30, 2008 was $4,543,402 for the Jay Field property and $6,500,000 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The cumulative escrow balance as of September 30, 2008 for the Offshore Louisiana property was $7,840,294, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

The Working Interest Owner has advised the Trustee that it intends to continue monitoring its estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owner is under no obligation to give any advance notice to the Trustee or the Unit holders in the event it determines that additional funds should be escrowed.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

If the plaintiffs are successful in the matters described above, the Working Interest Owner could be entitled to reimbursements for past periods attributable to properties covered by the Trust’s interest, which could decrease future royalty payments to the Trust’s interest. ConocoPhillips has informed the Trustee that at this time, it is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of September 30, 2008.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), a nationally recognized investment banking firm, to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee has determined that, in light of market conditions, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee anticipates that the sale will occur during 2009; however, the sale could take longer. The Trustee intends to review market conditions frequently, and intends to recommence the marketing process as soon as practicable. If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

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

For the first nine months of 2008, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2008 were approximately $13,566,000, $488,000 and $10,937,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties. Distributions to the Trust will be reduced significantly for a period of time as a result of damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee, as of September 30, 2008, has reserved $59,573 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

All of the information in this Report on Form 10-Q relating to the operational status of the properties was provided to the Working Interest Owners by the various operators of the properties in which the Trust has an interest, and was provided to the Trust by the Working Interest Owners. ConocoPhillips is not the operator of any of these properties, and relies on the various operators for information regarding the operational status of the various properties. Consequently, all of the information provided herein is based on preliminary and sometimes informal information provided by the operators of the Properties.

Offshore Louisiana Properties:

East Cameron 336

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

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that, except as noted below, the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties, and has reported the amounts (net to the working interest owner’s interest) to the Trustee as follows:

Reimbursements received by the Working Interest Owner due to lost production as follows:
Offshore Louisiana Property
South Marsh Island 76 (Hurricane Rita)	$1,275,000
Reimbursements received by the Working Interest Owner for operating costs (which will be reported as a reduction to lease operating expense) as follows:
South Pass 89
SP 89B (Hurricane Katrina)	$816,088
SP 86C (Hurricane Katrina)	$111,725
Offshore Louisiana Property
East Cameron 195 (Hurricane Rita)	$6,525,937
South Marsh Island 76 (Hurricane Rita)	$2,328,915
Eugene Island 261 (Hurricane Rita)	$52,160
Vermillion 331 (Hurricane Rita)	$206,259

The figures given above relate to the Working Interest Owner’s interest in the properties. The Trust’s interest in these amounts is 50% with respect to South Pass 89 and 90% with respect to Offshore Louisiana. The exception noted above relates to several making well safe claims for certain properties which have been denied by the Working Interest Owner’s insurers. The Working Interest Owner is evaluating the denials.

The Working Interest Owner further informed the Trustee that the insurance proceeds received will be applied, to the extent permitted by the Trust’s governing documents, to offset existing Excess Production Costs and to fund the Special Cost Escrows for Offshore Louisiana and South Pass 89.

Because the existing Excess Production Costs at Offshore Louisiana through the June 2008 production month were approximately $10.9 million, the Trustee anticipates that all of the approximately $10.4 million allocable to Offshore Louisiana will be applied to reduce those Excess Production Costs, and that any balance would then be escrowed by the Working Interest Owner. Because the South Pass 89 Special Cost Escrow was fully funded (based on current estimates) as of the June production month, the Trustee anticipates that the approximately $928,000 allocable to South Pass 89 would be applied first to the approximately $488,000 of South Pass 89 Excess Production Costs existing as of the June 2008 production month, then to any additional Excess Production Costs relating to the subsequent production months, and finally to a cash distribution (in accordance with the Trust’s 50% interest) to the Trust. However, even if the Trust does receive a cash distribution relating to South Pass 89, because the Trust has unpaid expenses that are required to be paid prior to any distribution to the Unitholders, the Trustee does not anticipate that the allocation of the insurance proceeds will result in any distribution to Unitholders.

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in which the Trust has an interest and that the operators have determined to abandon. In particular, the work and expenses to plug, abandon and dismantle the facilities at South Marsh Island 76 and East Cameron 195 are expected to extend into 2009 or longer. The Working Interest Owner has informed the Trustee that these ongoing expenses are not insured.

The abandonment and repair costs estimated by the Working Interest Owner have had and are expected to have a material adverse effect on royalties payable from the and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution after the sale of the Trust’s interests.

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

The cumulative escrow balance as of September 30, 2008 was $4,543,402 for the Jay Field property, and $6,500,000 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Trustee has been informed by the Working Interest Owner that the South Pass 89 Special Cost Escrow is fully funded, based on the Working Interest Owner’s most recent estimates, although those estimates remain subject to change. The cumulative escrow balance as of September 30, 2008 for the Offshore Louisiana property was $7,840,294, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if they determine in their sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

The Working Interest Owners have advised the Trustee that they intend to continue monitoring their estimates of relevant factors in order to evaluate the necessity of escrowing funds on an ongoing basis. The Working Interest Owners are under no obligation to give any advance notice to the Trustee or the Unit holders in the event they determine that additional funds should be escrowed.

Results of Operation

	Third Quarter		First Nine Months
	2008	2007	2008	2007

Royalty revenues	$82,854	$163,563	$632,268	$1,132,523
Trust administrative expenses	(298,209)	(330,507)	(904,678)	(1,002,811)

Cash earnings (deficit)	(215,355)	(166,944)	(272,410)	129,712
Change in undistributed cash	215,355	166,944	272,410	386,020

Cash distributions	$—	$—	$—	$515,732

Cash distributions per unit	$—	$—	$—	$.02716

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2008 and 2007 (the 2008 and 2007 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owners’ operations during the periods April through June (the “Three-Month Operating Periods”) of 2008 and 2007, respectively, and the periods October 2007 through June 2008 and October 2006 through June 2007 (the 2008 and 2007 “Nine-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2008 and 2007 Third Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $59,573 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Third Quarter 2008 and 2007, the Trust received cash of $82,854 and $163,563, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2008 and 2007 Third Quarters were as follow:

	2008	2007

July	$.0000	$.0000
August	.0000	.0000
September	.0000	.0000

	$.0000	$.0000

There were no Distributions to the Unit holders for the First Nine Months of 2008 and Distributions to Unit holders for the First Nine Months of 2007 amounted to $515,732 ($.02716 per Unit). During these periods, the Trust received cash of $632,268 and $1,132,523, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2008:

Third Quarter 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$7,654,690	$1,703,651	$1,328,174	$10,686,515
Natural gas	678,263	82,761	1,418,120	2,179,144

	8,332,953	1,786,412	2,746,294	12,865,659
Amounts withheld in escrow	—	—	(2,746,294)	(2,746,294)
Production costs and expenses(1)	(9,382,774)	(150,198)	(521,424)	(10,054,396)
Capital expenditures	(5,523,871)	(36,304)	(269,145)	(5,829,320)

Net Proceeds	$(6,573,692)	$1,599,910	$(790,569)	$(5,764,351)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				57,689
Fee Land overpayments (to be offset against future royalty payments)(4)				25,165

Other Proceeds Paid to the Trust				—

Royalties paid to the Trust				$82,854

First Nine Months 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$25,551,979	$3,920,139	$3,521,208	$32,993,326
Natural gas	1,718,095	382,115	3,678,650	5,778,860

	27,270,074	4,302,254	7,199,858	38,772,186
Amounts withheld in escrow	—	(2,409,707)	(7,199,858)	(9,609,565)
Production costs and expenses(1)	(25,883,775)	(359,705)	(1,134,251)	(27,377,731)
Capital expenditures	(10,623,720)	(60,620)	(1,655,302)	(12,339,642)

Net Proceeds	$(9,237,421)	$1,472,222	$(2,789,553)	$(10,554,752)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				170,555
Fee Land overpayments (to be offset against future royalty payments)(4)				25,165

Other Proceeds Paid to the Trust(3)				436,548
Royalties paid to the Trust				$632,268

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2008 Third Quarter and 2008 First Nine Months was $186,930 and $572,704, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2008 Third Quarter, production costs and expenses include processing fee income of $210,632. For the First Nine Months of 2008, South Pass 89 processing fees earned were $640,238.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

(3)	In the first quarter 2008, the Trust received a single payment of $436,548 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

(4)	As a result of inquiries by the Trustee, the working interest owner recalculated its computation of the Fee Lands royalties and determined that the Trust was overpaid $25,165 during the third quarter 2008. The overpayment will offset future Fee Lands royalties received by the Trust. In October and November 2008, royalty income was reduced by $16,925 and $8,240, respectively, to adjust for this overpayment.

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

The following unaudited schedule provides a summary of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2008 and 2007:

	Third Quarter		First Nine Months
	2008	2007	2008	2007

Net Proceeds:
Revenues	$12,865,659	$6,249,967	$38,772,186	$19,494,674
Amounts withheld in escrow	(2,746,294)	(1,372,020)	(9,609,565)	(5,013,883)
Production costs and expenses	(10,054,396)	(5,946,804)	(27,377,731)	(16,666,640)
Capital expenditures	(5,829,320)	(385,724)	(12,339,642)	(1,152,457)

Net Proceeds	$(5,764,351)	$(1,454,581)	$(10,554,752)	$(3,338,306)

Royalties paid to the Trust:
Overriding Royalties	—	—	$—	$808,803
Other proceeds paid to the Trust	—	—	$436,548	$—
Fee Lands Royalties	82,854	163,563	195,720	323,720

Royalties paid to the Trust	$82,854	$163,563	$632,268	$1,132,523

With respect to the Productive Properties in the Current Operating Period, revenues of the Working Interest Owners increased approximately 106% in the 2008 Three-Month Operating Period and increased approximately 99% in the 2008 Nine-Month Operating Period versus the comparable periods in 2007. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the 2008 Three-Month Operating Period attributable to the Productive Properties were $124.09 per barrel, $61.13 per barrel and $10.00 per thousand cubic feet (“mcf”), respectively. In the comparable 2007 period, average crude oil, natural gas liquids and natural gas prices were $64.69 per barrel, $42.23 per barrel and $8.50 per mcf, respectively. In the 2008 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $102.47 per barrel, $59.93 per barrel and $7.82 per mcf, respectively. In the comparable 2007 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $60.10 per barrel, $42.48 per barrel and $6.62 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed production for either the 2008 or 2007 Three-Month Operating Period. There were no imputed barrels of oil equivalent produced for the 2008 Nine-Month Operating Period and 13,858 imputed barrels of oil equivalent produced for the 2007 Nine-Month Operating Period.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties increased approximately 69% and 64% in the 2008 Three-Month Operating Period and the 2008 Nine-Month Operating Period, respectively, versus the comparable periods in 2007. The increase in the Three-Month and Nine-Month Operating Period is primarily due to plant turnaround costs, gas purchases, workover costs and severance taxes, which directly related to increased production in the Jay Field.

Capital expenditures increased 1,411% in the 2008 Three-Month Operating Period and increased 971% for the 2008 Nine-Month Operating Period versus the comparable periods in 2007. The increase in the Three-Month and Nine-Month Operating Period is primarily due to the purchase of air separation units and drilling activity in the Jay Field.

At September 30, 2008, the Fee Lands consisted of approximately 22,282 gross acres in south Louisiana, approximately 1,062 of which were under lease.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

ASSETS

September 30, 2008
Cash	$59,573
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	46,970,644

Net assets in process of liquidation	$47,030,217

The net overriding royalty interest in oil and gas properties at December 31, 2007 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of estimated future net revenues from the net overriding royalty interest in the properties as of December 31, 2007. This estimate includes the following assumptions:

•	The Trust’s estimated share of proved oil and gas reserve volumes at September 30, 2008, which were derived from the December 31, 2007 reserve report prepared by Miller and Lents and updated for first nine months of 2008 production. The Working Interest Owners have not prepared a reserve report as of September 30, 2008, and therefore any revisions in oil and gas reserves during the first nine months of 2008 have not been considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•	The estimated fair value does not include any amounts related to Offshore Louisiana and South Pass 89 properties. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on September 30, 2008, which do not reflect the substantial decline in commodity prices since September 30, 2008.

•	Includes approximately $5 million of future abandonment costs and approximately $7 million of excess production costs to be recouped by the Working Interest Owners, for the Jay Field property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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

Date: January 30, 2009

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.