Form 10-K/A
period 2007-12-31
LL&E ROYALTY TRUST
filed 2009-02-18
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of March 29, 2008, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the year ended December 31, 2007 of LL&E Royalty Trust (the “Trust”), which was filed with the Securities and Exchange Commission on May 20, 2008 (the “Original Filing”). The Trust is filing this Amendment No. 1 for the purpose of including the conformed signature of KPMG, LLP (“KPMG”) in KPMG’s report included in Part II, Item 8. In accordance with applicable Securities and Exchange Commission rules, we are including in this Amendment No. 1 the complete text of Part II, Item 8, as well as updated certifications as required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934. The conformed signature of KPMG was not included in the Original Filing due to a clerical error. Amendment No. 1 does not include the entire Form 10-K, and does not update or modify any of the disclosures or other information contained in the Original Filing.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

/s/ KPMG, LLP

Houston, Texas
May 20, 2008

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
       (Registrant)

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

Date:  February 18, 2009

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Note:	Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.