Form 10-Q/A
period 2008-03-31
LL&E ROYALTY TRUST
filed 2009-02-27
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8518
LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas	76-6007940
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

The Bank of New York Mellon Trust Company, N.A.,	78701
Trustee	(Zip Code)
Global Corporate Trust
919 Congress Avenue
Austin, Texas
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 852-1422
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At July 28, 2008, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

EXPLANATORY NOTE
PART II
Item 6. Exhibits
SIGNATURE
EX-31.1
EX-32

EXPLANATORY NOTE
     This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 of LL&E Royalty Trust (the “Trust”), which was filed with the Securities and Exchange Commission on August 18, 2008 (the “Original Filing”). The Trust is filing this Amendment No. 1 for the sole purpose of filing corrected certifications pursuant to the Sarbanes-Oxley Act of 2002. Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

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
Date: February 27, 2009

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.