Form 10-Q/A
period 2008-06-30
LL&E ROYALTY TRUST
filed 2009-02-27
CIK 721765

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

EXPLANATORY NOTE
PART II
Item 6. Exhibits
SIGNATURE
EX-31
EX-32

EXPLANATORY NOTE
     This Amendment No. 1 amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 of LL&E Royalty Trust (the “Trust”), which was filed with the Securities and Exchange Commission on November 6, 2008 (the “Original Filing”). The Trust is filing this Amendment No. 1 for the sole purpose of filing corrected certifications pursuant to the Sarbanes-Oxley Act of 2002. Except for Part II, Item 6, Amendment No. 1 does not include the text of the Original Filing, and does not update or modify any of the disclosures or other information contained in the Original Filing.

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