Form 10-K
period 2008-12-31
LL&E ROYALTY TRUST
filed 2009-08-27
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units on the New York Stock Exchange as reported in The Wall Street Journal) held by nonaffiliates was approximately $42,350,608.

As of August 25, 2009, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

Documents Incorporated by Reference: None

All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements of estimated oil and gas production and reserves, drilling plans, future cash flows, anticipated capital expenditures and Working Interest Owners’ or operators’ strategies, plans and objectives, are “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Working Interest Owners have advised the Trust that they believe that the forward looking statements are based on reasonable assumptions, such statements are subject to a wide range of risks and uncertainties incident to the exploration for, development and marketing of oil and gas, and no assurance can be given that the estimates and expectations will be realized. In addition, all statements regarding future activities, events or expectations regarding or relating to the sale of the Trust’s assets are “forward looking statements.” Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to, changes in production volumes, worldwide demand and commodity prices for petroleum natural resources; the timing and extent of the operators’ success in developing and producing oil and gas reserves; risks incident to the drilling and operation of oil and gas wells; future production and development costs; the effect of existing and future laws, governmental regulations and the political and economic climate of the United States; and conditions in the capital markets and market for oil and gas royalty assets similar to those held by the Trust. Other risk factors are discussed elsewhere in this Form 10-K, including the risk factors described under Item 1A — Risk Factors.

PART I

Item 1.	Business

INTRODUCTION

LL&E Royalty Trust (the “Trust”) was created under the laws of the State of Texas on June 28, 1983 pursuant to a Trust Agreement (the “Trust Agreement”) between The Louisiana Land and Exploration Company (including its successors, as the context requires, the “Company”) and First City National Bank of Houston. Since October 2, 2006, The Bank of New York Mellon Trust Company, N.A. has served as Trustee. The Trustee’s offices are located at 919 Congress Avenue, Austin, Texas 78701, and its telephone number is 1-800-852-1422. The Company is also referred to herein as the Working Interest Owner in its capacity as the owner of the working interests in the Properties referred to below. The term Working Interest Owner(s) includes the successors and assigns of such working interests, including Quantum Resources Management, LLC, as assignee of the working interest in the Jay Field Productive Property (as defined below), which assignment occurred on December 21, 2006.

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

In accordance with the Trust Agreement, the Trust is required to terminate effective as of December 31, 2007, and is required to sell the Royalties and liquidate the assets of the Trust. The status of the sale of the Royalties and liquidation of the Trust are described below. The Trustee will continue to serve as such until the affairs of the Trust are completed. See “Terms and Operations of the Trust — Termination of the Trust.”

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

As previously disclosed and as described herein, Quantum Resources Management, LLC, which operates the Jay Field Productive Property, has temporarily suspended production at the Jay Field. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”.

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

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were $1,634,740 and $2,094,226, respectively. Consequently, the Trust was required to terminate effective December 31, 2007, and is required to sell the Royalties and liquidate the assets of the Trust.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), a nationally recognized investment banking firm, to market the Trust’s assets. However, as announced by the Trustee on October 22,

2008, the Trustee has determined that, in light of market conditions, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee reviews market conditions frequently, and intends to recommence the marketing process as soon as practicable. If any asset required to be sold has not been sold by December 31, 2010, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of December 31, 2008, the Trust had $62 in cash reserved for Trust expenses and had unpaid invoices of approximately $279,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

During 2008, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received royalty revenue of $37,239 for South Pass 89 in 2008. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2008 were approximately $10,930,000, $56,000 and $11,158,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances. The only other royalty revenue the Trust received in 2008 was $204,741 attributable to the Fee Lands Royalties.

Timing of Liquidation

The Trust Agreement provides that the Trust will terminate if net revenues fall below $5,000,000 (the “Termination Threshold”) for two successive years. Net revenues to the Trust in 2006 and 2007 fell below the Termination Threshold. Consequently, the Trust is required to terminate and is required to sell the Royalties and liquidate the assets of the Trust. The Trustee intends to sell the assets as soon as practicable. If any asset required to be sold has not been sold by December 31, 2010, the Trustee will cause the asset to be sold at public auction to the highest cash bidder.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

ASSETS	December 31, 2008
Cash	$62
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	1,254,607

Net assets in process of liquidation	$1,254,669

The net overriding royalty interest in oil and gas properties at December 31, 2008 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2008. This estimate is based on the

Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•	The Trust’s estimated share of oil and gas reserve volumes at December 31, 2008, were derived from a reserve report prepared by Miller and Lents dated July 31, 2009, for the production period ending September 30, 2008, a copy of which is attached as Appendix A to this Report on Form 10-K.

•	The estimated fair value does not include any amounts related to the Offshore Louisiana or Jay Field properties. The estimated share for these properties is not economical.

•	Forward strip commodity prices on December 31, 2008.

•	Includes approximately $500,000 of future abandonment costs and approximately $56,000 of excess production costs to be recouped by the Working Interest Owners, for the South Pass 89 property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

The actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors which may be applied by the buyers. When comparing fair value based on forward strip commodity prices on December 31, 2008 to fair value based on forward strip commodity prices on June 30, 2009, fair value increased approximately $281,000 to $1.5 million.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see pages 17 through 19 of this Form 10-K and Note 9 in the Notes to Financial Statements included elsewhere in this Form 10-K. For more information regarding the amounts escrowed by the Working Interest Owners as of December 31, 2008, see “Terms and Operations of the Trust — Terms of the Conveyances”.

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

Uncertainties or controversies may arise from time to time with respect to the correct sales prices that may be charged by the Working Interest Owners for oil and gas produced from the Properties. The Conveyances provide that amounts received by the Working Interest Owners that may be subject to any such uncertainty or controversy and otherwise payable to the Trust may, at the option of the Working Interest Owner under certain circumstances, be deposited in escrow with an escrow agent, which may be The Bank of New York Mellon Trust Company, N.A., and will not be payable with respect to the Royalties until the matter is resolved. The Working Interest Owners may place other amounts in escrow under certain circumstances. Amounts owing to the Trust and paid to the Working Interest Owners by the escrow agent upon final resolution of any such matter will be delivered to the Trustee on the next succeeding Monthly Record Date (defined below) and distributed to the record holders of Units as of that Monthly Record Date. The provisions of the Conveyances that provide for escrow accounts permit the Working Interest Owners to elect, under certain circumstances, to calculate and pay amounts attributable to the Royalties, without establishing actual escrow accounts, in amounts equal to the amounts that would have been paid had actual escrow accounts been established.

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

Based on the escrow provisions described above, the Working Interest Owner did not escrow any amounts for the Jay Field during the year ended December 31, 2008, but escrowed $2,409,707 during the year ended December 31, 2008 for the South Pass 89 property. The Working Interest Owner escrowed $9,117,347 during 2008 for the Offshore Louisiana properties. The amounts withheld during 2008 were in addition to the balances escrowed as of December 31, 2007 of $4,543,402 for Jay Field, $4,090,293 for South Pass 89 property and $3,255,080 for the Offshore Louisiana property. During 2008, none of the escrowed amounts were expended for the Jay Field or South Pass 89 and $3,595,082 were expended for Offshore Louisiana properties. The remaining escrowed balances at December 31, 2008 were $4,543,402, $6,500,000 and $8,777,345 for Jay Field, South Pass 89 and Offshore Louisiana property, respectively. As of December 31, 2008, the Working Interest Owner’s estimates of total Special Costs are $14,200,000 for Jay Field, $7,500,000 for South Pass 89 and $25,500,000 for Offshore Louisiana. The Working Interest Owner may begin escrowing balances at Jay Field if production resumes at this property in 2009. As described above, the Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Cost escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

Receipts and Payments

The terms of the Trust Agreement, the Conveyances and the partnership agreement between the Trust and the Company (the “Partnership Agreement”) provide that each Working Interest Owner will use its best efforts to make payments to the Partnership, the Partnership will make payments to the Trust, and the Trust and Partnership will use reasonable efforts to pay expenses, only on the Monthly Record Date (defined as the close of business on the fifth day of the month unless such fifth day is not a business day, in which case it will be the next business day following the fifth day) for each Monthly Period (defined as the period which commences on the day following a Monthly Record Date and continuing through and including the succeeding Monthly Record Date). For taxable years beginning on or after January 1, 1987, the Partnership has been required to use the accrual method of accounting, and thus the portion of the Trust’s income attributable to the Partnership and reported to the Unit holders is likewise on the accrual basis. Consequently, the Unit holder that is required to recognize income and expense for a Monthly Period may not be the Unit holder entitled to the Monthly Income Amount. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units — Accounting for Income and Deductions”.

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

These groups are designated herein as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. See “The Properties — Description of Productive Properties”. The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties (“Gross Proceeds”) less “Production Costs”, which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to The Bank of New York Mellon Trust Company, N.A.’s prime rate plus 0.5 percent per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. As of December 31, 2008, the Working Interest Owner’s estimates of total Special Costs are $14,200,000 for Jay Field, $7,500,000 for South Pass 89 and $25,500,000 for Offshore Louisiana. See “— Terms of the Conveyances” above for a description of amounts escrowed to date.

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

As part of the termination procedures, the Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified. In addition, the independent joint venture auditor has recently completed a review of the working interest owner’s calculations relating to the Trust’s interest in the Jay Field for the period July 1, 2007 through December 31, 2008. Although the matters reviewed have not yet been finalized with the working interest owner, the Trustee does not expect any significant net adjustment to the working interest owner’s calculations relating to the Trust’s interest in the Jay Field for the period July 1, 2007 through December 31, 2008.

Fee Lands Royalties

The Fee Lands Royalties consist of royalty interests equal to a 3 percent interest in the future gross oil, gas and other hydrocarbon production, if any, from the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. The Fee Lands consist of approximately 22,282 gross acres in south Louisiana, only approximately 1,062 acres of which were leased at December 31, 2008. See “The Properties — Description of the Fee Lands” and “Exploration and Development Activities — Fee Lands”.

Analysis of the Working Interest Owner’s Calculation of the Royalties

The following schedules summarize the Working Interest Owner’s calculation of the amounts paid to the Trust with respect to the Trust’s royalty interests for (i) the quarter ended December 31, 2008 (applicable to production from July 2008 through September 2008) and (ii) the year ended December 31, 2008 (applicable to production from October 2007 through September 2008):

Quarter ended December 31, 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$10,097,091	$727,410	$848,618	$11,673,119
Natural gas	919,447	18,486	1,068,871	2,006,804

	$11,016,538	$745,896	$1,917,489	$13,679,923
Amounts withheld in escrow	—	—	(1,917,489)	(1,917,489)
Production costs and expenses(1)	(4,824,366)	(193,720)	(239,774)	(5,257,860)
Capital expenditures	(3,556,069)	(45,809)	19,359	(3,582,519)

Net Proceeds	$2,636,103	$506,367	$(220,415)	$2,922,055

Overriding Royalties paid to the Trust(2)	$—	$37,239	$—	$37,239

Fee Lands Royalties(3)				9,021

Royalties paid to the Trust (Royalty revenue)				$46,260

Year ended December 31, 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$35,649,069	$4,647,549	$4,369,826	$44,666,444
Natural gas	2,637,542	400,601	4,747,521	7,785,664

	$38,286,611	$5,048,150	$9,117,347	$52,452,108
Amounts withheld in escrow	—	(2,409,707)	(9,117,347)	(11,527,054)
Production costs and expenses(1)	(30,708,141)	(553,424)	(1,374,025)	(32,635,590)
Capital expenditures	(14,179,789)	(106,429)	(1,635,943)	(15,922,161)

Net Proceeds	$(6,601,319)	$1,978,590	$(3,009,968)	$(7,632,697)

Overriding Royalties paid to the Trust(2)	$—	$37,239	$—	$37,239

Fee Lands Royalties(3)				204,741

Other Proceeds Paid to the Trust(4)				436,548

Royalties paid to the Trust (Royalty revenue)				$678,528

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned on all properties for the 2008 Fourth Quarter and Twelve Months ending December 31, 2008 was $276,340 and $849,044, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2008 Fourth Quarter, production costs and expenses include processing fee income of $191,022. For the Twelve Months ending December 31, 2008, South Pass 89 processing fees earned were $885,610.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

(3)	As a result of inquiries by the Trustee, the working interest owner recalculated its computation of the Fee Lands royalties and determined that the Trust was overpaid $25,165 during the third quarter 2008. In October and November 2008, royalty income was reduced by $16,925 and $8,240, respectively, to adjust for this overpayment.

(4)	In the first quarter 2008, the Trust received a single payment of $436,548 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

THE UNITS

Distributions and Income Computations

Prior to the termination of the Trust effective December 31, 2007, distributions of available revenues to Unit holders were made monthly. Each payment was made with respect to the preceding Monthly Period of the Trust. The Trustee determined for each Monthly Period the Monthly Income Amount available for distribution for such Monthly Period. The Monthly Income Amount for each Monthly Period was payable to Unit holders of record on the Monthly Record Date on which such Monthly Period ends and was distributed by the Trustee as soon as practicable but not later than ten days following such Monthly Record Date (the “Monthly Payment Date”). Under the terms of the Trust Agreement, the Trustee was prohibited from investing funds received on each Monthly Record Date pending disbursement to holders of Units. As a consequence, the Trustee may have held substantial balances between the Monthly Record Date and the Monthly Payment Date in each month, and The Bank of New York Mellon Trust Company, N.A. had the use of these balances during such periods.

Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year has been reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed reports for 2008 to Unit holders in March 2009.

Transfer of Units

Units are transferable on the records of The Bank of New York Mellon Trust Company, N.A. as transfer agent and registrar, upon the surrender of any certificate in proper form for transfer as required by The Bank of New York Mellon Trust Company, N.A. Service charges are paid as an administrative expense of the Trust, and no service charge is made directly to Unit holders for any transfer. Until any such transfer, the Trustee may treat the owner of any Unit as shown by the records of the transfer agent and registrar as the owner thereof and will not be charged with notice of any claim or demand respecting such Unit or the interest represented thereby by any other party. A transfer of a Unit after the Monthly Record Date for any Monthly Period does not transfer to the transferee the right to the Monthly Income Amount for such Monthly Period. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units — Sale of Units” for a discussion of certain federal income tax effects of the transfer of Units. Texas law governs matters affecting title, ownership, warranty and transfer of the Units.

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

Description of Productive Properties

Certain information, as of December 31, 2008, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate “Property” for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2008.

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

Consequently, most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993. The Trust never received any revenues from the tracts as to which the Fee Lands Royalties terminated and such termination did not affect tracts from which the Trust is receiving revenues. However, the Trust will not be entitled to receive any revenues in the future from the tracts as to which the Fee Lands Royalties terminated. The Fee Lands now consist of approximately 22,282 gross acres, approximately 1,062 acres of which were under lease as of December 31, 2008.

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

Gas and Liquids Sales

Natural gas from certain of the Productive Properties is sold to an affiliate of ConocoPhillips, which transports the offshore gas onshore, and sells that gas to third parties at market prices under contracts typical of those prevailing in the industry.

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

Productive Properties

The following is a summary of the Working Interest Owner’s net drilling activities on the Productive Properties for the years ended December 31, 2006, 2007 and 2008:

Net Wells
	Oil	Gas	Dry

2006
Exploratory	—	—	—
Development	—	—	—
2007
Exploratory	—	—	—
Development	—	—	—
2008
Exploratory	—	—	—
Development	—	—	—

The following are the significant activities by the Working Interest Owner on the Productive Properties during 2008:

Jay Field

Capital and abandonment expenditures of approximately $14,000,000 were incurred in 2008, primarily for nitrogen purchases for injections.

South Pass 89

Capital and abandonment expenditures of approximately $106,000 were incurred in 2008, primarily for capital workovers.

Offshore Louisiana

Capital and abandonment expenditures of approximately $1,600,000 were incurred in 2008, primarily for capital workovers.

Fee Lands

Approximately 1,062 acres of the south Louisiana Fee Lands subject to the Trust’s 3 percent royalty interest were under lease as of December 31, 2008.

ESTIMATES OF PETROLEUM ENGINEERS

September 30, 2008 Estimates

Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2008 have been made by Miller and Lents, Ltd. (“Miller and Lents”). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2008. A copy of the Miller and Lents letter, dated July 31, 2009, setting forth such estimates, is reproduced as Appendix A to this Annual Report.

The estimates of future net revenues from proved reserves and the present value of such future net revenues were calculated based on criteria prescribed by the Securities and Exchange Commission (the “SEC”) and were based upon oil, and natural gas prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2008. The present value was based on a discount factor of 10% per year.

The following table sets forth, as of September 30, 2008, certain estimated imputed proved reserves, estimated future net revenues and the discounted present value thereof attributable to the underlying properties and the Royalties, in each case derived from the Miller and Lents reserve report. A summary of the reserve report is included as Appendix A to this Report on Form 10-K.

	Net Proved Imputed Reserves and Revenues
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids	Gas,	Revenues,	Per Year,
Reserve Category	MBbls.	MMcf	M$	M$

Proved Developed	72.1	120.6	8,673.7	6,542.6
Proved Undeveloped	62.3	51.6	6,901.7	4,394.7

Total Proved	134.4	172.2	15,575.4	10,937.3

The estimates of future net revenues as of September 30, 2008 reflect a 38% percent decrease in future net revenues, and a 39% percent decrease in the present value of future net revenues from those estimated as of September 30, 2007. The independent engineers have advised the Trustee that most of the reasons for the decreases relate to the Jay Field. The independent engineers have advised the Trustee that despite increased oil and gas prices at September 30, 2008, the Jay Field estimates at September 30, 2008 decreased primarily as a result of a decrease in the field’s average daily oil production rate, the cessation of NGL revenues due to the lack of NGL sales since February 2008, increased operating costs, increased forecasted capital expenditures, and increased Excess Production Costs as compared with September 30, 2007.

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

In estimating future net revenues to the Trust, Miller and Lents has only considered capital expenditures associated with the production and development of estimated proved reserves. Based on that assumption, as of September 30, 2008, the Working Interest Owner has estimated the capital expenditures for production and development of only the proved reserves would be approximately $47,200,000 for the period from October 1, 2008 through September 30, 2009. No assurance can be given that the level of capital expenditures included in this estimate will result in the discovery of additional reserves or the successful development of reserves now classified as proved undeveloped. Amounts of future net revenues estimated for any given period do not take into account the possible effect of current or possible future market conditions relating to the price of oil and gas and other factors discussed below.

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

Alternative Minimum Tax for Noncorporate Taxpayers.  A noncorporate Unit holder’s alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer’s alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer’s income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer’s minimum tax liability. For tax years beginning in 2008, the noncorporate taxpayer’s exemption amount is $69,950 ($66,250 in 2007) in the case of joint returns or surviving spouses, $46,200 ($44,350 in 2007) in the case of unmarried individuals who are not surviving spouses, $34,975 ($33,125 in 2007) in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly or surviving spouses, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat income from real property, such as the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30 percent withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form W-8ECI, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form W- 8ECI (or substitute statement) must be filed with the Trustee every three years in order to effect an exemption from withholding for that year’s income. Because the application of the withholding Regulations will vary depending on a holder’s particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

Reports.  The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust — 2008 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Under new IRS regulations, effective for the trust tax reporting requirements after December 31, 2006, the Trust is classified as a widely-held fixed investment trust (WHFIT). Effective for the calendar year ended December 31, 2007 the Trust will no longer be required to file an information return reporting the items of income, credit or deduction that would be allocated to the unit holders based on their investment in the Trust. Effective for 2007 and subsequent years, the regulations require the sharing of tax information among trustees and intermediaries that hold a trust interest on behalf of or for the account of a beneficial owner or any representative or agent of a trust interest holder of fixed investment trusts that are classified as widely-held fixed investment trusts. The new reporting requirements provide for the dissemination of trust tax information by the Trustee to intermediaries who are ultimately responsible for reporting the investor-specific information through Forms 1099 to the investors and the Internal Revenue Service. Every trustee or intermediary that is required to file a Form 1099 for a Trust interest holder must furnish a written tax information statement that is in support of the amounts as reported on the applicable Form 1099 to the Trust interest holder. Any generic tax information provided by the Trustee of LL&E

Royalty Trust is intended to only be used to assist Unit holders in the preparation of their 2008 federal and state income tax returns.

Available Trust Tax Information

In compliance with the new reporting requirements for widely-held fixed investment trusts and the dissemination of trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to only be used to assist Unit holders in the preparation of their 2008 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/lrt.htm

Other Possible Penalties.  An owner of a security who receives income in respect of such interest must report the character and amount of such income, for federal income tax purposes, in a manner which is consistent with the federal income tax reports of the entity which was the source of the income. The consistency requirement is deemed to be waived if the taxpayer files a statement with the Service identifying the inconsistency. Because of the presence of “street name” investors and the possible existence of transfer record inaccuracies, holders of interests which are actively traded in the securities markets may encounter situations in which it is difficult to comply fully and accurately with the consistency requirement and other federal tax reporting requirements. Certain penalties could be assessed against a taxpayer that fails to comply with such requirements. Because of the complexity of the federal tax reporting requirements applicable to trusts (such as the Trust) which own interests in partnerships (such as the Partnership) and because all of the tax attributes of the Royalties flow through the Partnership and the Trust to the Unit holders, there is an increased likelihood that Unit holders will violate the consistency requirement and other reporting requirements regarding their individual federal income tax returns and the information returns of the Trust and the Partnership. Any violations of the consistency requirements could lead to imposition of certain penalties on the Unit holders or other adverse results. Furthermore, the Trust or the Partnership might be subject to certain penalties in connection with its furnishing of statements and information to Unit holders or the government if such statements or information prove to be inaccurate due, for example, to differences between the transfer agent’s records and actual ownership data. The Code provides reporting requirements designed to facilitate the transfer of information between partnerships and trusts and owners of interests therein held by nominees. See “Nominee Reporting Requirements”.

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

Louisiana

Louisiana imposes an income tax on all income of resident individuals (but provides a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Relative to individual income tax, effective for tax years beginning after January 1, 2003 the excess itemized deduction was repealed in its entirety. Beginning in 2007, taxpayers are allowed a deduction in the amount of 57.5 percent (65 percent in 2008) of the excess federal itemized deductions. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

AVAILABLE INFORMATION

The Trust makes copies of its reports under the Exchange Act available at www.businesswire.com/cnn/lrt.htm as promptly as practicable after they are filed with the Securities and Exchange Commission. The Trust’s filings under the Exchange Act are available electronically from the website maintained by the SEC at http:www.sec.gov. The Trust will also provide electronic copies of its recent filings free of charge upon request to the Trustee, and will provide paper copies of its recent filings for its costs of reproduction upon request to the Trustee.

Item 1A.	Risk Factors

Although risk factors are described elsewhere in this Form 10-K together with specific Cautionary Statements, the following is a summary of the principal risks associated with an investment in units in the Trust.

The Trust terminated as of December 31, 2007 and is required to sell its assets and liquidate.

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

The sale of the Trust’s assets will take a substantial amount of time.

The sale of the Trust’s assets will take a substantial amount of time. The Trustee has determined that, in light of market conditions, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The sale may not be completed by December 31, 2010.

If the Trust has not sold its assets by December 31, 2010, the Trustee is required to sell the assets in a public auction.

If the Trustee has not sold the assets by December 31, 2010, the Trustee is required to sell the assets in a public auction. A public auction might not result in as favorable a price for the Trust’s assets as an individually negotiated transaction.

The market prices for oil and gas may not increase and may decline prior to the time the Trust enters into a binding agreement for the sale of the Trust’s assets.

Market prices of, and/or market expectations for future, oil, gas and other hydrocarbons may not increase, and may decrease, before the Trust enters into a binding agreement for the sale of the Trust’s assets.

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

•	U.S. and worldwide economic conditions and expectations regarding future conditions and supply and demand;

•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	weather conditions;

•	the supply and price of foreign natural gas and oil;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

Lower natural gas and oil prices may reduce the amount of natural gas and oil that is economic to produce and may also reduce the value of the Trust’s assets.

The Shut In of the Jay Field may have a material adverse effect on the value of the Trust’s assets.

As previously announced, in early February 2009 the Trust received a letter from Quantum Resources Management LLC addressed to all Jay Field royalty interest owners stating that Quantum had temporarily suspended production from the Jay Field on December 22, 2008. The letter stated that Quantum’s decision to suspend production resulted from the dramatic decline in oil prices coupled with high operating expenses. The shut in of the Jay Field may have a material adverse effect on the Trust’s sale of its interests and on the value the Trust may be able to obtain for the Jay Field interest.

Damage from Hurricanes Katrina and Rita has had a material adverse effect on the value of the Trust’s assets.

The damage caused by Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest has had a material adverse effect on the value of the Trust’s assets. The damage has interrupted production, damaged production facilities, increased expenses, increased abandonment costs, and resulted in the decision by the Working Interest Owner to escrow all funds otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. Additional information regarding the damage to these properties is included under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Units are traded on the New York Stock Exchange (ticker symbol LRT). The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2008 and 2007. The cash distributions to Unit holders for each quarterly period in the years ended December 31, 2008 and 2007 (applicable to production for October 2007 through September 2008 and October 2006 through September 2007) are also included in the table below.

	2008 Quarter Ended				2007 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Units of Beneficial Interest:
High sales price	$2.20	$2.60	$2.25	$1.71	$2.85	$2.14	$1.87	$2.58
Low sales price	1.73	1.88	1.58	0.49	1.95	1.49	1.10	1.40
Distributions per Unit	$0.0000	$0.0000	$0.0000	$.0000	$0.0272	$0.0000	$0.0000	$.0334

The Trustee does not expect to make any further distributions prior to a final liquidating distribution upon the sale of the Trust’s assets.

The total number of Unit holders of record as of March 29, 2009 was 3,869.

Item 6.	Selected Financial Data

Reference is made to “Item 1. Business — Estimates of Petroleum Engineers” of this Annual Report on Form 10-K.

The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

The following table presents in summary form selected financial information regarding the Trust.

	Years Ended December 31,
	2008	2007	2006	2005	2004

Revenues	$678,528	$1,965,473	$3,068,638	$7,354,827	$10,857,596
Cash earnings	(331,921)	634,378	2,094,226	6,586,512	10,178,621
Cash distributions to Unit holders	—	1,150,481	1,831,080	6,002,945	10,177,500
Cash distributions per Unit	$—	$0.0606	$0.0964	$0.3161	$0.5359
Trust Corpus	$62	$2,037,083	$2,616,186	$2,393,340	$1,827,273

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2008 is not indicative of the fair market value of the interests held by the Trust.

This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such accounting principles, royalty income for a month would be based on net proceeds from sales for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month, and accounting principles generally accepted in the United States would require a liquidation basis of accounting.

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

Recent Developments

During 2008, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received royalty revenue of $37,239 for South Pass 89 in 2008. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2008 were approximately $10,930,000, $56,000 and $11,158,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust.

As previously announced, in early February 2009 the Trust received a letter from Quantum Resources Management LLC addressed to all Jay Field royalty interest owners stating that Quantum had temporarily suspended production from the Jay Field on December 22, 2008. The letter stated that Quantum’s decision to suspend production resulted from the dramatic decline in oil prices coupled with high operating expenses. The letter from Quantum notes that as operator of the Jay Field, Quantum is facing three major issues: declining production, increased costs, and significantly lower oil prices. The letter also states that Quantum’s long term goal for the Jay Field is to economically produce the maximum amount of reserves, and notes that when Quantum temporarily suspended production, it maintained the capability to reestablish production at a future date. Quantum noted that to produce and sell the oil, it needs a combination of higher product prices and lower costs, and further noted that it is analyzing alternative production scenarios that might result in improved economics. Quantum also informed royalty interest owners that Quantum is analyzing all options to reduce operational costs in the Jay Field, and that, if its efforts are successful, Quantum expects to be able to reestablish production from the field. While production from the field is temporarily suspended, Quantum stated that it will continue to conduct Unit Operations in the Jay Field in accordance with the Unit Agreement.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified. In addition, the independent joint venture auditor has recently completed a review of the working interest owner’s calculations relating to the Trust’s interest in the Jay Field for the period July 1, 2007 through December 31, 2008. Although the matters reviewed have not yet been finalized with the working interest owner, the Trustee does not expect any significant net adjustment to the working interest owner’s calculations relating to the Trust’s interest in the Jay Field for the period July 1, 2007 through December 31, 2008.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of December 31, 2008 has reserved $62 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007. As described above under “Recent Developments”, Quantum suspended production from the Jay Field on December 22, 2008.

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

Results of Operations

	Years Ended December 31,
	2008	2007	2006

Royalty revenues	$678,528	$1,965,473	$3,068,638
Trust administrative expenses	(1,010,449)	(1,331,095)	(974,412)

Cash earnings	$(331,921)	$634,378	$2,094,226
Changes in undistributed cash	331,921	516,103	(263,146)

Cash distributions	$—	$1,150,481	$1,831,080

Cash distributions per unit	$0.0000	$0.0606	$0.0964

Units outstanding	18,991,304	18,991,304	18,991,304

Royalty revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2008, 2007 and 2006 are attributable to the Working Interest Owner’s operations during the twelve-month periods ended September 30, 2008, 2007 and 2006, respectively.

Administrative expenses incurred by the Trust decreased $320,646 or 24% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease in 2008 administrative expenses was primarily a result of decreases in accounting and legal fees incurred by the Trust. Administrative expenses incurred by the Trust increased $356,683 or 37% for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase in 2007 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust.

Distributions to Unit holders for 2008, 2007 and 2006 amounted to $0 ($0.0000 per Unit), $1,150,481 ($0.0606 per Unit) and $1,831,080 ($0.0964 per Unit) respectively. During these years, the Trust received cash of $678,528,

$1,965,473 and $3,068,638, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

	Years Ended December 31,
	2008	2007	2006

Net Proceeds:
Revenues	$52,452,108	$29,574,488	$30,199,489
Amounts withheld in escrow	(11,527,054)	(7,973,453)	(2,096,559)
Production costs and expenses	(32,635,590)	(27,468,852)	(19,076,533)
Capital expenditures	(15,922,161)	(2,417,881)	(5,042,463)

Net Proceeds	$(7,632,697)	$(8,285,698)	$3,983,934

Royalties paid to the Trust:
Overriding Royalties	$37,239	$1,566,221	$2,726,914
Fee Lands Royalties	204,741	399,252	341,724

Other Proceeds paid to the Trust	436,548	—	—

Royalties paid to the Trust (Royalty revenues)	$678,528	$1,965,473	$3,068,638

Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $22,878,000 or 77 percent during the 2008 operating period compared to the same operating period in 2007. This was offset by higher production costs and capital expenditures. Revenues decreased approximately $625,000 or 2 percent during the 2007 operating period compared to the same operating period in 2006 as a result of the Jay Field trunk line being down from December 20, 2006 to April 2, 2007, partially offset by South 89 properties producing in 2007. The following unaudited schedule provides a summary of the Working Interest Owner’s net production attributable to the Trust.

			Offshore
	Jay Field	South Pass 89	Louisiana	Total

Year Ended December 31, 2007
Oil & Condensate (MBbls)	23	—	—	23
Gas (Mcf)	3	—	—	3
Year Ended December 31, 2008
Oil & Condensate (MBbls)	—	—	—	—
Gas (Mcf)	—	—	—	—

Average natural gas prices received in 2008 increased to $9.29 per thousand cubic feet (“mcf”) from $7.12 per mcf in 2007. Average crude oil prices increased to $109.32 per barrel in 2008 from $65.01 per barrel in 2007 while natural gas liquids prices decreased to $51.15 per barrel in 2008 from $52.58 in 2007. Average natural gas prices received in 2007 decreased to $7.12 per thousand cubic feet (“mcf”) from $8.68 per mcf in 2006. Average crude oil prices increased to $65.01 per barrel in 2007 from $63.87 per barrel in 2006 while natural gas liquids prices increased to $52.58 per barrel in 2007 from $48.41 in 2006.

In 2008, the Working Interest Owner reserved $11,527,054 in escrow as a result of uncertainties related to the oil and gas properties. In 2007, the Working Interest Owner reserved $7,973,453 in escrow as a result of uncertainties related to the oil and gas properties. In 2006, the Working Interest Owner reserved $2,096,559.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $5,200,000, or 19 percent, between the 2008 operating period and the 2007 operating period. Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $8,400,000, or 44 percent, between the 2007 operating period and the 2006 operating period. The increase in 2007 was primarily attributed to increased lease operating expenses, non-operated overhead, and labor costs at Jay Field and Offshore Louisiana.

Capital expenditures increased approximately $13,500,000, or 559% percent, between 2008 and 2007. The increase in 2008 was primarily the result of plant turnaround and workovers at Jay Field. Capital expenditures decreased approximately $2,600,000, or 52 percent, between 2007 and 2006. The decrease in 2007 was primarily the result of a decrease in developmental drilling at Jay Field.

The Trust’s Fee Lands Royalties decreased approximately $194,511 or 49 percent in the 2008 operating period compared to the same period in 2007. The Trust’s Fee Lands Royalties increased approximately $58,000 or 17 percent in the 2007 operating period compared to the same period in 2006. The amount of Fee Lands leased as of December 31, 2008 and December 31, 2007 was approximately 1,062 and 1,015 acres, respectively.

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

Item 8.	Financial Statements and Supplementary Data

LL&E ROYALTY TRUST

STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Royalty revenues	$678,528	$1,965,473	$3,068,638
Trust administrative expenses	(1,010,449)	(1,331,095)	(974,412)

Cash earnings	$(331,921)	$634,378	$2,094,226
Changes in undistributed cash	331,921	516,103	(263,146)

Cash distributions	$—	$1,150,481	$1,831,080

Cash distributions per unit	$0.0000	$0.0606	$0.0964

Units outstanding	18,991,304	18,991,304	18,991,304

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2008 and 2007

	2008	2007

ASSETS
Cash	$62	$331,983
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands	76,282,000	76,282,000
Less accumulated amortization	(76,282,000)	(74,576,900)

Total assets	$62	$2,037,083

LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$62	$2,037,083

Contingencies (note 8)
Total liabilities and Trust corpus	$62	$2,037,083

STATEMENTS OF CHANGES IN TRUST CORPUS

Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Trust corpus, beginning of period	$2,037,083	$2,616,186	$2,393,340
Cash earnings	(331,921)	634,378	2,094,226
Cash distributions	—	(1,150,481)	(1,831,080)
Amortization of royalty interests	(1,705,100)	(63,000)	(40,300)

Trust corpus, end of period	$62	$2,037,083	$2,616,186

See accompanying notes to financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

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

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were $1,634,740 and $2,094,226, respectively. Consequently, the Trust was required to terminate effective December 31, 2007, and is in the process of selling the Royalties and liquidating the assets of the Trust.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”) to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee has determined that, in light of market conditions, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

indefinite period of time. The Trustee intends to review market conditions frequently, and intends to recommence the marketing process as soon as practicable. If any asset required to be sold has not been sold within three years after the termination of the Trust, the Trustee will cause the asset to be sold at public auction to the highest cash bidder, and will mail notice of any such public auction to all Unit holders at least 30 days prior to any such auction. Except in connection with any proposed non-cash sale, no approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of December 31, 2008, the Trust had $62 in cash reserved for Trust expenses. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

During 2008, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received royalty revenue of $37,239 from South Pass 89 in 2008. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2008 were approximately $10,930,000, $56,000 and $11,158,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. The only other royalty revenue received by the trust in 2008 was $204,741 attributable to fee lands.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Working Interest Owner agreed to do so, and made a single payment of $437,000 to the Trust on March 7, 2008 to settle all issues relating to the inclusion of the sulfur extraction costs in the calculation of Jay Field Gross Proceeds.

Recent Developments

On December 23, 2008, Quantum suspended production from Jay Field due to deteriorating economic conditions. Quantum currently has no plans for future well workovers to return wells to production or to drill additional wells.

In December 2006, the Working Interest Owner and the operator of the Jay Field, ExxonMobil, sold their respective interests in the field to Quantum Resource Management, LLC (Quantum). Quantum became the operator in April 2007.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of December 31, 2008 has reserved $62 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that, except as noted below, the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties. The total amount of reinvestments that has been reported to the Trustee is $10,400,000 for Offshore Louisiana and $928,000 for South Pass 89 (net to the working interest owner’s interest). The Trust’s interest in these amounts is 50% with respect to South Pass 89 and 90% with respect to Offshore Louisiana. The exception noted above relates to several making well safe claims for certain properties which have been denied by the Working Interest Owner’s insurers. The Working Interest Owner is evaluating the denials.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Additionally, the Trust has $62 in cash reserved for Trust expenses as of December 31, 2008 and had unpaid invoices of approximately $279,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

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

The Fee Lands Royalties consist of royalty interests equal to a 3 percent interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Consequently, at December 31, 2008, the Fee Lands consisted of approximately 22,282 gross acres.

The Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

based on the annual reserve study prepared by independent petroleum engineers as of September 30 of the preceding year. Amortization calculated in the fourth quarter is based on the current year reserve study.

(d) The initial carrying value of the Trust’s royalty interests in oil and gas properties represents the Company’s cost on a successful efforts basis (net of accumulated depreciation, depletion and amortization) at June 28, 1983 applicable to the interests in the properties transferred to the Trust. The unamortized balance at December 31, 2008 is not indicative of the fair market value of the interests held by the Trust.

This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States because, under such accounting principles, royalty income for a month would be based on net proceeds from sales for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month, and accounting principles generally accepted in the United States would require a liquidation basis of accounting.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

An impairment related to the Jay Field was recorded in 2008 as a result of the continuous shut-down of this property by its operator. The remaining carrying value of the Jay Field property of $1,705,100 was written off. This resulted in a full write down of the asset, which was included in the amortization of royalty interest in the Trust Corpus, as this amount does not affect cash earnings. There was no impairment recorded for the year ended December 31, 2007.

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

(7)	Dismantlement Costs

According to the September 30, 2008 reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $7,500,000 for the South Pass 89 property, and $25,500,000 million for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50 percent of the net proceeds from Jay Field and South Pass 89 properties and 90 percent of the net proceeds from the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore Louisiana properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During 2008, the Working Interest Owner has withheld $2,409,707, none of which would have been otherwise distributable to the Trust, and $9,117,347, none of which would have otherwise been distributable to the Trust, in escrow from the South Pass and Offshore properties, respectively. During the year ended, December 31, 2008, none of the escrowed amounts were expended for Jay Field or South Pass 89, and $3,595,082 was expended for the Offshore Louisiana properties, respectively.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

The cumulative escrow balances as of December 31, 2008 were $4,543,402, $6,500,000, and $8,777,345 for the Jay Field, South Pass 89 and Offshore Louisiana properties, respectively. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

(9)  Supplemental Reserve Information (Unaudited)

Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants (“Miller and Lents”) as of September 30, 2008, 2007 and 2006. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2008, 2007 and 2006.

Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust’s interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust’s interests and the changes in the present value of estimated future net revenues attributed to the Trust’s interests for the years ended September 30, 2008, 2007 and 2006 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

and operating costs. See “Item 1. Business — Estimates of Petroleum Engineers” for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

Present Value of Estimated Future Net Revenues from Proved Reserves

	September 30,
	2008	2007	2006
		(In thousands)

The Trust’s proportionate share of future gross proceeds	$39,136	$42,836	$116,277
Less the Trust’s proportionate share of — Future operating costs	(1,817)	(1,691)	(3,844)
Future capital costs	(5,348)	(5,385)	(10,103)
Excess production costs	(16,396)	(10,637)	(3,155)

Future royalty income	15,575	25,123	99,175
Discount at 10% per annum	(4,638)	(7,181)	(49,207)

Standardized measure of future royalty income from proved oil and gas reserves	$10,937	$17,942	$49,968

Changes in Imputed Proved Reserves and Present Value of Estimated Future Net Revenues

			Present Value
	Imputed		of Future Net
	Proved Reserves		Revenues
	Liquids	Gas	(Thousands
	(Mbbl)	(MMcf)	of dollars)

Estimated at September 30, 2005	2,978	6,263	$114,368

Production	(35)	(37)	$(3,069)
Revisions of estimates(1)	(1,389)	(4,316)	(72,768)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	11,437

Estimated at September 30, 2006	1,554	1,910	$49,968

Production	(23)	(3)	$(1,965)
Revisions of estimates(1)	(1,237)	(1,588)	(35,058)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	4,997

Estimated at September 30, 2007	294	319	$17,942

Production	—	—	$(679)
Revisions of estimates(1)	(160)	(147)	(8,120)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	1,794

Estimated at September 30, 2008	134	172	$10,937

The computation of the present value of future net revenues relating to proved reserves at September 30, 2008 was based on spot market prices in effect as of September 30, 2008, of $7.12 per MMBtu for natural gas, of $101.87 per barrel for crude oil and of $60.92 per barrel for natural gas liquids at the Jay Field property.

(1)	Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves. The Trust noted that for the year ended September 30, 2008, base prices were $101.61 per barrel for oil and $11.10 per MMBtu for gas. For the year ended September 30, 2007, base prices were $79.73 per barrel for oil, $6.66 per MMBtu for gas, and $69.81 per barrel for natural gas liquids.

Recent SEC Rule-Making Activity

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	commodity prices – economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used;

•	disclosure of unproved reserves – probable and possible reserves may be disclosed separately on a voluntary basis;

•	proved undeveloped reserve guidelines – reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered;

•	reserve estimation using new technologies – reserves may be estimated through the use of reliable technology in addition to flow tests and production history; and

•	non-traditional resources – the definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust is currently evaluating the new rules and assessing the impact they will have its reported oil and gas reserves. The SEC is coordinating with the FASB to obtain the revisions necessary to SFAS No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” to provide consistency with the new rules. In the event that consistency is not achieved in time for companies to comply with the new rules, the SEC will consider delaying the compliance date.

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results
	Three Months Ended
	March 31	June 30	September 30	December 31

2008:
Royalty revenues	$475,750	$73,664	$82,854	$46,260
Cash distributions	$—	$—	$—	$—
Cash distribution per unit	$0.0000	$0.0000	$0.0000	$0.0000
2007:
Royalty revenues	$673,875	$295,085	$163,563	$832,950
Cash distributions	$515,732	$—	$—	$634,749
Cash distribution per unit	$0.0272	$0.0000	$0.0000	$0.0334

Report of Independent Registered Public Accounting Firm

The Bank of New York Mellon Trust Company, N.A., Trustee
and the Unit Holders of LL&E Royalty Trust:

We have audited the accompanying statements of assets, liabilities and trust corpus of LL&E Royalty Trust (the “Trust”) as of December 31, 2008 and 2007, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2008. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of LL&E Royalty Trust as of December 31, 2008 and 2007, and the cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2008, in conformity with the basis of accounting described in Note 4.

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

/s/ KPMG

Houston, Texas
August 26, 2009

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures were not effective to allow timely decisions regarding required disclosure. The Trustee is implementing additional controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated to the Trustee on a timely basis.

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

Trustee’s Report on Internal Control over Financial Reporting.  The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2008.

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

(a) Unit Ownership of Certain Beneficial Owners

Based on filings with the Securities and Exchange Commission, the Trustee is not aware of any person owning beneficially more than five percent of the Units as of December 31, 2008 except as set forth below:

	Number of	Percentage
Name	Units Reported	Reported

Robert E. Robotti(1)	1,074,298	5.7%
Kleinheinz Capital Partners, Inc.(2)	1,658,582	8.73%

(1)	Reference is hereby made to the Schedule 13D/A filed by the reporting person and others on February 9, 2009 for additional information regarding the reporting person’s beneficial ownership of such Units.

(2)	Reference is hereby made to the Schedule 13D filed by the reporting person and others on October 17, 2008 for additional information regarding the reporting person’s beneficial ownership of such Units as of the date of such filing.

(b) Unit Ownership of Management

The Working Interest Owner owns no Units. The Bank of New York Mellon Trust Company, N.A. as Trustee of the Trust, owns no Units. The Bank of New York Mellon, N.A. in its individual capacity (the “Bank”) also owns no Units. As of March 1, 2009, the Trust Department of the Bank held no Units in fiduciary accounts.

(c) Change in Control

The Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Bank of New York Mellon and the Company and its subsidiaries have a number of banking and trust relationships.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2008 and 2007 and fees billed for other services rendered by KPMG LLP.

	2008	2007

Audit fees(1)	$351,000	$355,000
Audit related fees	—	—
Tax fees(2)	125,000	112,000
All other fees	—	—

Total fees	$476,000	$467,000

(1)	Audit fees consist of fees for the audit of the LL&E Trust financial statements and reimbursement for travel related expenses.

(2)	Tax fees consist of fees related to the LL&E Trust’s tax information for its unit holders.

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

Date: August 26, 2009

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Note:	Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

Appendix A
Miller and Lents Report

July 31, 2009

The Bank of New York Mellon Trust Company, N. A.
Trustee, LL&E Royalty Trust
919 Congress Avenue, Suite 500
Austin, TX 78701

Re:	Estimates of Proved Reserves and
Future Net Revenues for the LL&E Royalty Trust
As of September 30, 2008

Gentlemen:

We estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by ConocoPhillips and Quantum Resource Management (hereinafter referred to as “the Working Interest Owner”) in certain properties associated with the LL&E Royalty Trust (“the Trust”) interest.

The estimated net proved imputed reserves and future net revenues, discounted at 10 percent per year, owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2008, are as follows:

	Net Proved Imputed Reserves and Revenues(1)(2)
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids,	Gas,	Revenues,	Per Year,
Reserves Category	MBbls.	MMcf	M$	M$

Proved Developed	72.1	120.6	8,673.7	6,542.6
Proved Undeveloped	62.3	51.6	6,901.7	4,394.7

Total Proved	134.4	172.2	15,575.4	10,937.3

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the Trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserve category.

The above figures are based on estimates from the Trust economic model attached to this report. The Trust owns, indirectly through a partnership with the Working Interest Owner, (a) net overriding royalty interests equivalent to net profits interests (the “Overriding Royalties”) in certain productive oil and gas properties located in Alabama, Florida, and federal waters Offshore Louisiana (the “Working Interest Properties”) and (b) royalty interests (the “Royalties”) in certain productive oil and gas properties located on the Working Interest Owner’s South Louisiana fee lands (the “Fee Lands”) acreage. We estimated the imputed reserves using the formulas and criteria specified by the Working Interest Owner, as described in the following paragraphs, and estimated the future

The Bank of New York Mellon Trust Company, N. A.	July 31, 2009

Trustee, LL&E Royalty Trust	Page 2

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

The table below shows summary projections of the estimated undiscounted future net revenues to the Trust and without consideration of the Trust Termination Clause:

	Estimated Future Net Revenues to the Trust(1)(2)
For Production	From Proved	From Proved	From Total
During the 12	Developed	Undeveloped	Proved
Months Ended	Reserves,	Reserves,	Reserves,
September 30	M$	M$	M$

2009	1,399.9	0.0	1,399.9
2010	934.8	0.0	934.8
2011	1,877.0	1,267.4	3,144.4
2012	1,846.9	1,326.0	3,172.9
2013	1,262.8	1,187.8	2,450.6
2014	830.9	1,065.8	1,896.7
Remainder	521.4	2,054.7	2,576.1

Total	8,673.7	6,901.7	15,575.4

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the Trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

The estimated future net revenues to the Trust from proved reserves of the Working Interest Properties and Fee Lands have been determined on the basis of when oil or gas attributable to the Overriding Royalties or the Royalties is estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of oil and gas from the productive properties and the Fee Lands are recorded as revenues by the Working Interest Owner. Therefore, the estimated future net revenues to the Trust from proved reserves for a 12-month period beginning October 1 correspond to estimated distributions to the Trust during the following quarter. The amounts in the table above reflect those estimates of the disbursements to the Trust and without consideration of the Trust Termination Clause.

The Bank of New York Mellon Trust Company, N. A.	July 31, 2009

Trustee, LL&E Royalty Trust	Page 3

The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

		Last Year of
	Estimated Future	Estimated
	Net Revenues to	Economic
	The Trust,	Life of
Property	M$(1)(2)	Reserves(3)

Jay Field	12,420.4	2017
South Pass 89	2,233.4	2012
Offshore Louisiana	0.0	2015
Fee Lands	921.6	2019

Total	15,575.4

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

3)	Projected economic life without consideration of estimated future dismantlement costs.

For the purposes of computing the future net revenues to the Trust, the Working Interest Properties have been combined geographically into three groups of leases designated as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. The Working Interest Owner has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust a three percent royalty interest in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:

Percentage of Net Proceeds
Working Interest Property	Attributable to Overriding Royalties

Jay Field	50
South Pass 89	50
Offshore Louisiana	90

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the estimated revenues to be recorded by the Working Interest Owner from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs net of salvage value to the Working Interest Owner’s working interest are approximately $7.5 million for South Pass 89, $14.2 million for Jay Field, and $25.5 million for the Offshore Louisiana properties. As of September 30, 2008, the South Pass 89, Jay Field, and the Offshore Louisiana properties’ escrow balances were approximately $6.5 million,

The Bank of New York Mellon Trust Company, N. A.	July 31, 2009

Trustee, LL&E Royalty Trust	Page 4

$4.5 million, and $8.7 million, respectively, leaving an additional $1.0 million, $9.7 million, and $13.2 million, respectively, attributable to the Working Interest Owner’s working interest to be escrowed in the future.

Excess production costs will result to the Working Interest Owner’s working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property. Pursuant to the provisions of the Trust documents, the Working Interest Owner is allowed to recover such costs from future Net Proceeds. Excess production costs to the Working Interest Owner’s working interest to be recovered from future Net Proceeds as of September 30, 2008, were $56,497 for South Pass 89, $10,930,216 for Jay Field, and $11,157,539 for the Offshore Louisiana properties.

The estimated future net revenues have been calculated, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids as of September 30, 2008, to the estimated future production of these products over the economic life of the reserves and assuming continuation of current economic conditions.

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

As of the effective date of this report, estimated reserves for Jay Field were forecasted based on an analysis of historical production volumes and decline rates. Included in the forecast are additional production volumes estimated from Quantum’s remaining three-well workover program, its planned two-well horizontal re-entry drilling program, and its remaining future capital expenditures that are planned to improve well productivity and field facilities. Potential revenues attributable to the Trust from Jay Field sulfur sales have not been included in this report.

Net reserves, as used herein, are reserves net to the Working Interest Owner or imputed to the Trust after taking into account existing third party interests and landowner royalties. Portions of the properties are pooled or unitized, and the reserves estimates herein are based on existing pooling and unitization arrangements.

The imputed estimated proved reserves attributable to the Trust were calculated for each of the three groups of Working Interest Properties and the Fee Lands by multiplying the respective net proved reserves of the Working Interest Owner by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Working Interest Owner prior to consideration of the Trust, as follows:

Imputed proved reserves to the Trust (expressed in Bbls. or Mcf)	=	Estimated future net revenues to the Trust Estimated future gross revenues to the Working Interest Owner(1)	x	Estimated net proved reserves of the Working Interest Owner (Bbls. or Mcf)

1)	Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

The Bank of New York Mellon Trust Company, N. A.	July 31, 2009

Trustee, LL&E Royalty Trust	Page 5

As the imputed estimated proved reserves of the Trust are calculated using estimated future net revenues, future changes in the product pricing assumptions on which the revenue estimates are based would result in corresponding changes in the Trust’s imputed estimated proved reserves, which could be significant.

As of the effective date of this report, the LL&E Royalty Trust previously announced the Trust will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

Subsequent to the effective date of this report, Quantum suspended production from Jay Field on December 23, 2008 due to deteriorating economic conditions. At this time, Quantum is reviewing all capital expenditures necessary to begin producing Jay Field in the future and currently has no plans for future well workovers to return wells to production or injection or to drill additional wells. The actual startup-date will depend on options currently under consideration and on improving economic conditions.

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

The extent and character of ownership, reversions, test, production, and other data that were furnished by the Working Interest Owner have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Working Interest Owner were reviewed for reasonableness. No field inspections or well tests were conducted by Miller and Lents, Ltd. personnel in conjunction with this study. We did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

Miller and Lents, Ltd.  is an independent oil and gas consulting firm. No director, officer, or key employee of Miller and Lents, Ltd. has any financial ownership in ConocoPhillips, Quantum Resource Management, the LL&E Royalty Trust, or any affiliate. Our compensation for the required investigations and preparation of this report is not contingent on the results obtained and reported, and we have not performed other work that would affect our objectivity. Preparation of this report was supervised by an officer of the firm who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 25 years of relevant experience in the estimation, assessment, and evaluation of oil and gas reserves.

Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

Very truly yours,

MILLER AND LENTS, LTD.

By	/s/ Gary W. Priddy
Gary W. Priddy
Consulting Engineer, P.E.

The Bank of New York Mellon Trust Company, N. A.	July 31, 2009

Trustee, LL&E Royalty Trust	Page 6

By	/s/ Robert J. Oberst
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