Form 10-Q
period 2009-03-31
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes                                      No     ✓

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes                                      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller reporting company ✓
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                                      No     ✓

At August 1, 2011, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

Special Note

LL&E Royalty Trust is concurrently filing its quarterly reports on Form 10-Q for the first, second and third quarters of 2009 and 2010 and its annual reports on Form 10-K for the years ended December 31, 2009 and December 31, 2010 (collectively, the “Delayed Filings”). These reports were delayed due to the previously reported difficulties the Trust encountered with the calculation of the Jay Field royalties furnished to the Trust by Quantum Resources Management LLC (“Quantum”), which is the operator of the Jay Field and the owner of the working interest owner from which the Trust’s royalty interest was created. You should review all of the Delayed Filings concurrently, and should not rely on any of the Delayed Filings without having reviewed the most recent filings made by the Trust.

As previously disclosed, the Trustee engaged an independent joint interest auditing firm (the “Consultant”), to review Quantum’s computation of the amounts payable to the Trust with respect to its interest in the Jay Field from the time of the sale by The Louisiana Land and Exploration Company (“LL&E”) of its working interest to Quantum Resources Management LLC in 2007 through August 2008 (the “First Review Period”). Also as previously disclosed, the Consultant completed its review of the First Review Period and Quantum and the Trustee reached agreement on the issues the Consultant had raised relating to the computation of expenses properly chargeable in the calculation of amounts payable to the Trust for the First Review Period.

Also as previously disclosed, the Trustee subsequently engaged the Consultant to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field for the production months September 2008 through March 2010 (the “Second Review Period”). The Consultant concluded its review of the Second Review Period, and Quantum and the Trustee resolved all significant issues raised by the Consultant.

As previously disclosed in the Trust’s filings, the Trust is now required by the terms of the Trust Agreement to sell its assets and to liquidate. As previously disclosed, the Trustee engaged Stifel, Nicolaus & Company, Incorporated, a nationally-recognized investment banking firm (the “Financial Advisor”) to market the Trust’s assets in anticipation of a sale in accordance with the terms of the Trust Agreement. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010, the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief.

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending a resolution of the lawsuit.

The Trustee has been requested by a holder of more than 10% of the Units to call a meeting of the Unitholders for the purpose of voting to remove The Bank of New York Mellon Trust Company, N.A. as Trustee and to appoint a successor trustee of the Trust. The Trustee called the meeting and filed proxy materials with the SEC. On August 9, 2011 the proposed successor informed the Trustee that it was no longer willing to serve as successor trustee. The meeting was convened as scheduled on August 12, 2011, but was adjourned until August 24, 2011 as a result of the withdrawal of the successor. In connection with the calling of the meeting, the parties to the Beckett lawsuit entered into a settlement agreement as described in this report.

Additional information regarding the status of the Beckett lawsuit, the status of the sale of the Trust’s assets, the computation of the Jay Field Royalties and other matters is included in the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010. The cash earnings and distributions for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Please see the Annual Report on Form 10-K for the year ended December 31, 2009.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Royalty revenues	$522,898	$475,750
Trust administrative expenses	(407,340)	(224,360)

Cash earnings	115,558	251,390
Changes in undistributed cash	(115,558)	(251,390)

Cash distributions	$—	$—

Cash distributions per Unit	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Cash	$115,620	$62
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands	76,282,000	76,282,000
Less accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$115,620	$62

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$115,620	$62
Contingencies (note 7)

Total liabilities and Trust Corpus	$115,620	$62

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Trust Corpus, beginning of period (note 4)	$62	$2,037,083
Cash earnings	115,558	251,390
Cash distributions	—	—
Amortization of royalty interest (note 4)	—	—

Trust Corpus, end of period	$115,620	$2,288,473

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (BR). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has had no significant effects on the Trust. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. (New BR) Consequently, New BR (including the Company) is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust. In December 2006, the Company, as working interest owner, and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the Jay Field properties located in Florida and Alabama to Quantum Resource Management LLC (“Quantum”). Quantum began operating the Jay Field properties in April 2007. As used in this report, the terms “Working Interest Owner” and “Working Interest Owners” refer to The Louisiana Land and Exploration Company for the South Pass 89 and Offshore Louisiana properties and, after its December 2006 acquisition of the Jay Field interest, Quantum, for the Jay Field properties.

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

The Trust is passive, with The Bank of New York Mellon Trust Company, N.A., (the Trustee), having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units were listed on the New York Stock Exchange (NYSE SYMBOL — LRT) through November 19, 2009 and are now traded over the counter.

The accompanying financial statements should be read in conjunction with the Trust’s most recent Annual Reports on Form 10-K.

Termination of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (the “Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust’s pro rata portion of escrowed amounts relating to the future dismantlement of platforms are included in the net revenue calculation for this purpose).

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were approximately $1,600,000 and $2,100,000, respectively. Consequently, the Trust is required to terminate and is required to sell the assets of the Trust for cash by means of a public auction. After paying or making provision for all actual and contingent liabilities of the Trust, including fees of the Trustee, the Trustee will distribute any remaining cash as promptly as practicable. Despite the termination of the Trust, the Trustee is continuing to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trustee does not expect to make any further monthly distributions to Unit holders in the interim period prior to any distribution resulting from the sale of the Trust’s assets. See “Management’s Discussion and Analysis.”

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (the “Financial Advisor”) to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief.

On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless replaced or prevented from doing so by the Beckett lawsuit or otherwise, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to an such auction in accordance with the Trust Agreement. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of March 31, 2009, the Trust had $115,620 in cash reserved for Trust expenses and unpaid invoices of approximately $149,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first quarter of 2009, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received $495,789 of royalty revenue and insurance proceeds from the South Pass 89 property in the first quarter of 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust from the respective properties.

Recent Developments

A meeting of the unit holders has been called by the Trustee at the request of a unit holder. The purpose of the meeting is to vote on the unit holder’s proposal to remove The Bank of New York Mellon Trust Company, N.A. as Trustee and to appoint a successor trustee of the Trust. The meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. All statements in this report regarding the intentions or future actions of the Trustee depend on the Trustee remaining the trustee of the Trust. However, the Trustee may be replaced at the meeting.

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (“the Termination Threshold”). Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated in accordance with the Trust Agreement were $1,634,740 and $2,094,226, respectively. Consequently, the Trust is required to terminate and is now required to sell the assets of the Trust for cash in a public auction. After paying or making provision for all actual and contingent liabilities of the Trust, including fees of the Trustee, the Trustee will distribute any remaining cash as promptly as practicable. Despite the termination of the Trust, the Trustee is continuing to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trustee does not expect to make any further monthly distributions to Unit holders in the interim period prior to any distribution resulting from the sale of the Trust’s assets.

The Trustee has retained the Financial Advisor to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust Unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief.

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. On March 4, 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee has filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. If the suit is not dismissed, the pending suit could adversely affect the price the Trust might receive in any sale that may be possible.

As a result of the Beckett lawsuit, the Trust was unable to complete the sale of its assets prior to December 31, 2010, and is now required by the terms of the Trust Agreement to sell the assets by means of a public auction. The Trustee is unable to predict whether the persons who had submitted preliminary indications of interest in acquiring the Trust’s assets in 2010 will be interested in bidding for them in a public auction, or, if they are willing to bid, whether they will bid more or less than the amounts they indicated they would consider on a preliminary basis. The preliminary indications of interest the Financial Advisor received when it marketed the Jay Field interest in 2010 ranged from $500,000 to $3,500,000. None of the preliminary indications of interest were firm offers, and all of them remained subject to further review.

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless removed or prevented from doing so by a court order, the Trustee will auction the Trust’s assets. In connection with the auction, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to any such auction. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of March 31, 2009, the Trust had $115,620 in cash and was holding unpaid invoices for administrative services totaling approximately $149,000. See Management’s Discussion and Analysis”.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of August 19, 2011, the Trust had no cash except for the cash advanced to the Trust by BNY Mellon, as affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of August 19, 2011, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $2,255,520, of which $161,217 remained available to pay expenses. However, at August 19, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $443,492. See Management’s Discussion and Analysis. The entire amount of the Bank Advance and all other liabilities and expenses of the Trust must be repaid before any distributions can be made to Unit holders.

If the Trust is unable to sell its assets and liquidate promptly, the Trust may attempt to borrow additional funds in accordance with the Trust Agreement to fund Trust expenses. However, the Trust will be prohibited from borrowing additional funds unless the Trustee determines that the total amount the Trust would then have borrowed is less than 50% of the amount of revenues the Trustee estimates will be received by the Trust during the immediately following six months. Consequently, unless the Trustee determines that the Trust’s assets will be sold within six months, no further borrowings appear reasonably possible. Even if the Trust is able to proceed with the sale of its assets, the Trust may not be able to borrow funds. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to Unit holders until those loans are repaid in full. If the Trust is unable to sell its assets or borrow additional funds, the Trust would probably have to be liquidated in bankruptcy.

During 2010 the Trust did not receive any royalty revenue except for $10,064 from the Fee Lands (which were sold in November 2009) and for $223,910 received in 2010 as an adjustment resulting from a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of the net proceeds properly payable to the Trust with respect to the Jay Field Property. The adjustment related to the Working Interest Owner’s calculation of the net proceeds from the acquisition of the Jay Field working interest by Quantum Resources Management, LLC in 2007 through August 2008. The portion of the adjustment related to 2007, even if received in 2007, would not have affected the termination of the Trust in accordance with the terms of the Trust Agreement.

During 2009, the only royalty revenue the Trust received was $737,199 with respect to the South Pass 89 property and $70,095 from the Fee Lands. In addition, on November 11, 2009, the Trust sold its interest in the south Louisiana acreage described in the Trust’s public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of fees of $24,828 paid to the auction company that conducted the sale, of approximately $500,000.

During 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust with respect to the inadvertent inclusion of sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. The only other royalty revenue the Trust received in 2008 was $204,854 attributable to the Fee Lands Royalties and $37,239 attributable to South Pass 89.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As previously described in the Trust’s filings, in addition to the Working Interest Owners’ rights to recover Excess Production Costs prior to making payments to the Trust, the Working Interest Owners have the right under the Conveyances to escrow or withhold amounts for certain anticipated future expenses, and the Working Interest Owners have done so and expect to continue doing so in the future. The Working Interest Owners are not required to fund actual escrow accounts, and neither has done so. However, they must calculate the royalties as though they had done so.

Unit holders should review the reserve report as of September 30, 2008 included with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the reserve reports as of September 30, 2009 and 2010 filed as exhibits to this Form 10-Q, but should note, as previously disclosed in the Trust’s filings, that a reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets.

As previously disclosed, the administrative expenses of the Trust are approximately $1,000,000 annually, but have increased as a result of the Beckett lawsuit. As described above, the Trust’s unpaid invoices at August 19, 2011 were approximately $443,492, and the Trust owed an additional $2,255,520 to the Bank, of which $161,217 remained available to pay expenses. All additional expenses, including expenses incurred by the Trust but for which no invoices had been received at August 19, 2011, and including fees that will become payable to the Financial Advisor upon the sale of the assets and all other fees the Trust incurs, whether in connection with the Beckett lawsuit or as a result of the delays caused by the Beckett lawsuit, must be paid prior to any distribution to Unit holders. It is increasingly likely that the sale of the Trust’s assets will not generate sufficient proceeds to pay the Trust’s liabilities. If the sale of the Trust’s assets does not generate sufficient proceeds to pay the Trust’s liabilities, there will be no further distributions to Trust Unit holders. As noted above, however, all Trust Unit holders will be mailed a notice of the public auction of the Trust’s assets, and any Unit holder who desires to do so may submit a bid for some or all of the assets.

As described in the Trust’s prior filings, the Trustee engaged an independent joint interest auditing firm (the “Consultant”), to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field from the time of the sale by The Louisiana Land and Exploration Company (“LL&E”) of its working interest to Quantum Resources Management LLC in 2007 through August 2008 (the “First Review Period”). Also as previously reported, the Consultant completed its review of the First Review Period, Quantum and the Trustee reached agreement on the issues the Consultant had raised relating to the computation of expenses properly chargeable in the calculation of amounts payable to the Trust for the First Review Period, and Quantum paid the Trust an additional $223,910 in 2010 as an adjustment relating to the First Review Period.

As further described in the Trust’s prior filings, the Trustee subsequently engaged the Consultant to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field for the production months September 2008 through March 2010 (the “Second Review Period”). Quantum and the Trustee have reached agreement on the material issues raised by the Consultant with respect to the Second Review Period.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As previously disclosed, and as permitted by the conveyances creating the Trust’s interest in the Jay Field net profits interest, Quantum has informed the Trust’s independent petroleum engineers that Quantum has determined to escrow (or otherwise deduct from any payments otherwise due to the Trust) 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created. At December 31, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the Jay Field working interest was approximately $16.1 million, of which approximately $4.5 million had been withheld by the working interest owner (the Trust’s interests in each of these figures is 50%). As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month April 2011 and Trust accounting month July 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $26,500,000 and that the amount withheld in escrow is $8,900,000.

As previously disclosed, the Working Interest Owner of the Trust’s interests in South Pass 89 and Offshore Louisiana also has been escrowing funds (or otherwise deducting from any payments otherwise due to the Trust) funds for the estimated abandonment and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created relating to those properties.

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been and will be reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2009 has reserved $115,620 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

Following is a description of the damage caused by Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest. This information is based on assessments of damage the Working Interest Owner has received regarding damage from Hurricanes Katrina and Rita to the Offshore Louisiana and

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed well work and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform has not been abandoned yet due to a 3rd party production pipeline located on the platform that requires abandonment prior to removal. It is estimated the platform removal and abandonment will cost an additional $4,000,000 ($800,000 net to the trust).

East Cameron 195

The East Cameron 195 platform was heavily damaged during Hurricane Rita; however, it was not a significant producer, had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. The operator’s early estimate of the wells-only abandonment for East Cameron 195 was $27,000,000 ($9,100,000 net to the Trust), however costs to date are estimated at $55,400,000 ($18,400,000 net to the Trust). These costs are for well abandonment and platform abandonment. Well abandonment work began in February 2006 and was substantially finished in December 2006 (7 wells were plugged and abandoned and 3 wells had remaining plugging work that was to be completed as part of the platform and debris removal process). Significant difficulty was observed during the abandonment of these final three wells in 2009 and 2010 as a result of the damage from Hurricane Rita and completing final plug and abandon well work and platform abandonment proved costly. To

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

complete final site clearance and debris removal an additional $2,100,000 ($709,000 net to the trust) is estimated to be required.

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita in 2005. The operator, Mariner, abandoned the wells in 2008 for a cost of $13,343,824 ($3,335,956 net to the Trust). It is estimated an additional $4,500,000 ($1,100,000 net to the trust) will be required for final platform abandonment, debris removal and site clearance. Reefing the platform in place is being evaluated.

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

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007. As described above under “Recent Developments”, Quantum suspended production from the Jay Field on December 22, 2008. Production resumed in December 2009.

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties, and has applied the amounts to the respective properties in which the Trust has an interest, to the extent permitted by the Trust’s governing documents, to offset existing Excess Production Costs and to fund the Special Cost Escrows for Offshore Louisiana and South Pass 89.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in which the Trust has an interest and that the operators have determined to abandon. In particular, the work and expenses to plug, abandon and dismantle the facilities at South Marsh Island 76 and East Cameron 195 are expected to continue. The Working Interest Owner has informed the Trustee that these ongoing expenses are not insured.

During the first quarter of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $495,789 to the Trust for South Pass 89 during the first quarter of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana or Jay Field during the first quarter of 2009.

The abandonment and repair costs estimated by the Working Interest Owner have had and are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution (if any) after the sale of the Trust’s interests. As described herein and in prior filings by the Trust, the Working Interest Owners are not required to fund actual escrow accounts, and neither has done so.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(c) The carrying value of the Trust’s royalty interests as of March 31, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such accounting principles, royalty income for a month would be based on net proceeds from sales for such month without regard to when calculated or received, and accounting principles generally accepted in the United States would require a liquidation basis of accounting.

The preparation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009, and 2010. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.

(3)	Going Concern

The accompanying financial statements have been prepared under the assumption the Trust will continue as a going concern. As discussed in Note 1, the Trust’s net revenues did not exceed the $5,000,000 Termination Threshold stipulated by the Trust Agreement for the second consecutive year, thus requiring the Trust to terminate effective December 31, 2007. The accompanying financial statements do not include any adjustments as a result of the termination of the Trust.

The Trust had $115,620 in cash reserved for Trust expenses as of March 31, 2009 and had unpaid invoices of approximately $149,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. See Note 1. The Trust Agreement prohibits the Trustee from making any distributions to unit holders until all advances and any loans are repaid in full. See the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.

(4)	Net Overriding Royalty Interests and Fee lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owners or any successor working interest owners will calculate and pay to the Trust each month an amount equal to various

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Additional tracts subsequently expired and at March 31, 2009, the Fee Lands consisted of approximately 22,282 gross acres in South Louisiana approximately 1,061 of which were under lease. All of the remaining Fee Lands Royalties were sold in 2009. See Note (8) — Subsequent Events.

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

(5)	Income Tax Matters

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.

These financial statements are prepared on the basis that the Trust will be treated as a “grantor” trust and that the Partnership will be treated as a partnership for federal income tax purposes. Accordingly, no income taxes are provided in the financial statements. In addition, there is no state income tax liability for the period.

(6)	Dismantlement Costs

According to the September 30, 2008 reserve report dated July 31, 2009, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, the total future dismantlement costs to the Working Interest Owner are estimated to be $14,200,000 for the Jay Field property, $7,500,000 for the South Pass 89 property, and $25,500,000 million for the Offshore Louisiana property.

According to the reserve report as of September 30, 2009, dated May 24, 2011, filed as an exhibit to this Form 10-Q, the total future dismantlement costs to the Working Interest Owners are estimated to be $15,800,000 for

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

the Jay Field property, $12,700,000 for the South Pass 89 property, and $22,900,000 for the Offshore Louisiana property.

According to the reserve report as of September 30, 2010, dated June 8, 2011, filed as an exhibit to this Form 10-Q, the total future dismantlement costs to the Working Interest Owners are estimated to be $16,100,000 for the Jay Field property, $11,300,000 for the South Pass 89 property, and $10,600,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first quarter of 2009 the Working Interest Owner withheld $1,706,746 in escrow from the Offshore Louisiana Property. The Working Interest Owner expended $397,190 during the first quarter of 2009 for the Offshore Louisiana property. The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the aforementioned amounts withheld in escrow are for royalty computation purposes and would not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

The cumulative escrow balance as of March 31, 2009 including applicable escrow adjustments for the period was $4,543,402 for the Jay Field property, and $7,605,622 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of March 31, 2009 including applicable escrow adjustments for the period for the Offshore Louisiana property was $9,755,096, 90% of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit a Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

The Working Interest Owners have advised the Trustee that based on current estimates, the Working Interest Owners are permitted to place additional funds in escrow from each of the properties. Commencing with the April 2006 monthly distribution, the Working Interest Owner began escrowing all amounts otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. The Working Interest Owners have advised the Trustee that they anticipate escrowing all additional funds from all of the properties.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As previously disclosed, the conveyances do not require the Working Interest Owners to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and none of the working interest owners has done so. However, under the conveyances, each Working Interest Owner (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs.

(7)	Contingencies

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

(8)	Subsequent events

On November 11, 2009, the Trust sold a portion of its assets consisting of its interest in the south Louisiana acreage described in the Trust’s public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of fees to the auction company conducting the sale, of $500,172. Fees payable to the auction company that conducted the sale totaled $24,828. The proceeds were used to reduce the Trust’s accounts payable.

As previously disclosed in the Trust’s filings, the Trust is now required by the terms of the Trust Agreement to sell its assets and to liquidate. As previously disclosed, the Trustee engaged the Financial Advisor to market the Trust’s assets in anticipation of a sale in accordance with the terms of the Trust Agreement. The Financial Advisor marketed the Trust’s interest in the Jay Field and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the Jay Field interest in accordance with the terms of the Trust Agreement. However, also as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan (the “Court”). Mr. Beckett’s Complaint sought a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also made a number of other allegations and sought removal of the Trustee and other relief.

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

(9)	Recently Issued Pronouncements

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	commodity prices — economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used;

•	disclosure of unproved reserves — probable and possible reserves may be disclosed separately on a voluntary basis;

•	proved undeveloped reserve guidelines — reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered;

•	reserve estimation using new technologies — reserves may be estimated through the use of reliable technology in addition to flow tests and production history; and

•	nontraditional resources — the definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust has adopted the new rules and the impact was immaterial to its reported oil and gas reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of March 31, 2009.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2008, 2009 and 2010, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

(c) The carrying value of the Trust’s royalty interests at March 31, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were approximately $1,600,000 and $2,100,000, respectively. Consequently, the Trust is required to terminate and is required to sell the assets of the Trust for cash by means of a public auction. After paying or making provision for all actual and contingent liabilities of the Trust, including fees of the Trustee, the Trustee will distribute any remaining cash as promptly as practicable. Despite the termination of the Trust, the Trustee is continuing to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trustee does not expect to make any further monthly distributions to Unit holders in the interim period prior to any distribution resulting from the sale of the Trust’s assets. See “Management’s Discussion and Analysis.”

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (the “Financial Advisor”) to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief. On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on

August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless replaced or prevented from doing so by the Beckett lawsuit or otherwise, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to an such auction in accordance with the Trust Agreement. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of March 31, 2009, the Trust had $115,620 in cash reserved for Trust expenses and unpaid invoices of approximately $149,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first quarter of 2009, the Trust did not receive any royalty revenue associated with the Jay Field and Offshore Louisiana properties. The Trust received $495,789 of royalty revenue from the South Pass 89 property. The Jay Field and Offshore Louisiana properties excess production costs as of March 31, 2009 were approximately $8,065,000 and $3,075,000, respectively. There were no excess production costs related to South Pass 89 as of March 31, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust. In the first quarter 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

As of August 19, 2011, the Trust had no cash except for the cash advanced to the Trust by BNY Mellon, as affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of August 19, 2011, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $2,255,520, of which $161,217 remained available to pay expenses at August 19, 2011. However, at August 19, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $443,492. See Management’s Discussion and Analysis.

The entire amount of the Bank Advance and all other liabilities and expenses of the Trust must be repaid before any distributions can be made to Unit holders.

During the first quarter of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $495,789 to the Trust for South Pass 89 during the first quarter of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property.

As previously announced, in early February 2009 the Trust received a letter from Quantum Resources Management LLC addressed to all Jay Field royalty interest owners stating that Quantum had temporarily suspended production from the Jay Field on December 22, 2008. The letter stated that Quantum’s decision to suspend production resulted from the dramatic decline in oil prices coupled with high operating expenses. The letter from Quantum noted that as operator of the Jay Field, Quantum was facing three major issues: declining production, increased costs, and significantly lower oil prices. The letter also stated that Quantum’s long term goal for the Jay Field was to economically produce the maximum amount of reserves, and noted that when Quantum temporarily suspended production, it maintained the capability to reestablish production at a future date. As previously announced, production at Jay Field resumed in December 2009.

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified. In addition, the independent joint interest auditor has recently completed reviews of the working interest owner’s calculations relating to the Trust’s interest in the Jay Field. See “Recent Developments.”

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been and will be reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2009 has reserved $115,620 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed well work and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform has not been abandoned yet due to a 3rd party production pipeline located on the platform that requires abandonment prior to removal. It is estimated the platform removal and abandonment will cost an additional $4,000,000 ($800,000 net to the trust).

East Cameron 195

The East Cameron 195 platform was heavily damaged during Hurricane Rita; however, it was not a significant producer, had been shut in by the operator, Maritech, and had been approved for abandonment prior to Hurricane Rita. The operator’s early estimate of the wells-only abandonment for East Cameron 195 was $27,000,000 ($9,100,000 net to the Trust), however costs to date are estimated at $55,400,000 ($18,400,000 net to the Trust). These costs are for well abandonment and platform abandonment. Well abandonment work began in February 2006 and was substantially finished in December 2006 (7 wells were plugged and abandoned and 3 wells had remaining plugging work that was to be completed as part of the platform and debris removal process). Significant difficulty was observed during the abandonment of these final three wells in 2009 and 2010 as a result of the damage from Hurricane Rita and completing final plug and abandon well work and platform abandonment proved costly. To complete final site clearance and debris removal an additional $2,100,000 ($709,000 net to the trust) is estimated to be required.

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita in 2005. The operator, Mariner, abandoned the wells in 2008 for a cost of $13,343,824 ($3,335,956 net to the Trust). It is estimated an additional $4,500,000 ($1,100,000 net to the trust) will be required for final platform abandonment, debris removal and site clearance. Reefing the platform in place is being evaluated.

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

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007. As described above under “Recent Developments,” Quantum suspended production from the Jay Field on December 22, 2008. Production resumed in December 2009.

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties, and has applied the amounts to the respective properties in which the Trust has an interest, to the extent permitted by the Trust’s governing documents, to offset existing Excess Production Costs and to fund the Special Cost Escrows for Offshore Louisiana and South Pass 89.

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in which the Trust has an interest and that the operators have determined to abandon. In particular, the work and expenses to plug, abandon and dismantle the facilities at South Marsh Island 76 and East Cameron 195 are expected to continue. The Working Interest Owner has informed the Trustee that these ongoing expenses are not insured.

During the first quarter of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $495,789 to the Trust for South Pass 89 during the first quarter of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana or Jay Field during the first quarter of 2009.

The abandonment and repair costs have had a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds (or calculating the royalties as though it had done so) otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. In addition, the Jay Field Working Interest Owner has begun or intends to begin escrowing funds, if any, not utilized to pay Excess Production Costs. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution (if any) after the sale of the Trust’s interests. As described herein and in prior filings by the Trust, the Working Interest Owners are not required to fund actual escrow accounts, and neither has done so.

Liquidity and Capital Resources

As stipulated in the Trust Agreement, the Trust is intended to be passive, and the Trustee’s activities are limited to the receipt of revenues attributable to the Royalties, which revenues are to be distributed currently (after payment of or provision for Trust expenses and liabilities) to the owners of the Units. Except for the bank advance described in this report, the Trust has no source of liquidity or capital resources other than the revenue, if any, attributable to the Royalties.

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds (or to calculate the royalties as though they had done so) from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the reserve report as of September 30, 2010, dated June 8, 2011, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, the total future dismantlement costs to the Working Interest Owners are estimated to be $16,100,000 for the Jay Field property, $11,300,000 for the South Pass 89 property, and $10,600,000 for the Offshore Louisiana property. These estimates are provided to the independent engineers by the Working Interest Owners. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property. Please see the reserve report as of September 30, 2010 filed as an exhibit to this Form 10-Q for more recent information. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2009 was $9,755,096. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in

“escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2009 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2009 was $7,605,622 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

The conveyances do not require the Working Interest Owners to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither of the Working Interest Owners has done so. However, under the conveyances, each Working Interest Owner (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month April 2011 and Trust accounting month July 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $26,500,000 and that the amount withheld in escrow is $8,900,000.

The Working Interest Owners have advised the Trustee that they intend to escrow any amounts otherwise distributable to the Trust to the extent permitted to do so by the conveyances.

Results of Operations

	Three Months Ended March 31,
	2009	2008

Royalty revenues	$522,898	$475,750
Trust administrative expenses	(407,340)	(224,360)

Cash earnings	$115,558	$251,390
Changes in undistributed cash	(115,558)	(251,390)

Cash distributions	$0	$0

Cash distributions per unit	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2009 and 2008 (the 2009 and 2008 “First Quarters”, respectively) are attributable to the Working Interest Owner’s operations during the periods October through December of 2008 (the “Current Operating Period”) and October through December of 2007 (the “Prior Year’s Operating Period”), respectively.

There were no distributions to the Unit holders for the three months ended March 31, 2009 or for the three months ended March 31, 2008. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $115,620 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the three months ended March 31, 2009 and 2008, the Trust received cash of $522,898 and $475,750, respectively, from the Working Interest Owners with respect to the Royalties and other proceeds from the Properties.

The monthly per Unit distributions during the 2009 and 2008 First Quarters were as follows:

	2009	2008

January	$0.0000	$0.0000
February	0.0000	0.0000
March	0.0000	0.0000

	$0.0000	$0.0000

There were no Distributions to the Unit holders for the first quarter of 2009 or 2008.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2009 and 2008:

First Quarter 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$5,200,148	$325,849	$229,405	$5,755,402
Natural gas	—	(17,159)	202,341	185,182
Other(3)	—	—	1,275,000	1,275,000

	$5,200,148	308,690	$1,706,746	$7,215,584
Amounts withheld in escrow(5)	—	—	(1,706,746)	(1,706,746)
Production costs and expenses(1)	(4,675,465)	(187,924)	(351,261)	(5,214,650)
Insurance Recovery Proceeds(4)	—	927,814	9,113,272	10,041,086
Capital expenditures	(3,255,176)	(503)	(644,056)	(3,899,735)

Net Proceeds	$(2,730,493)	$1,048,077	$8,117,955	$6,435,539

Overriding Royalties paid to the Trust(2)	$—	$495,789	$—	$495,789

Other proceeds paid to the Trust	$—	—	—

Fee Lands Royalties				27,109

Royalties paid to the Trust				$522,898

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2009 First Quarter was $157,795. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2009, South Pass 89 property processing fees totaled $42,802.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty income in the Net Proceeds. The Jay Field and Offshore Louisiana properties have excess production costs of $8,065,000 and $3,075,000, respectively, as of March 31, 2009.

(3)	During January of 2009, the Working Interest Owner received $1,275,000 of insurance proceeds related to lost production due to Hurricane Rita.

(4)	During January of 2009, the Working Interest Owner received $10,041,086 of insurance proceeds related to operating costs incurred due to Hurricane Katrina and Hurricane Rita.

(5)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

First Quarter 2008

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$9,280,763	$1,205,347	$992,780	$11,478,890
Natural gas	342,782	229,178	778,569	1,350,529

	$9,623,545	1,434,525	$1,771,349	$12,829,419
Amounts withheld in escrow	—	(1,434,525)	(1,771,349)	(3,205,874)
Production costs and expenses(1)	(9,212,342)	(542,043)	(281,417)	(10,035,802)
Capital expenditures	(1,744,533)	(31,074)	(713,186)	(2,488,793)

Net Proceeds	$(1,333,330)	$(573,117)	$(994,603)	$(2,901,050)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other proceeds paid to the Trust(3)	$436,548	—	—	436,548

Fee Lands Royalties				39,202

Royalties paid to the Trust				$475,750

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2008 First Quarter was $194,061. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2008, South Pass 89 property processing fees totaled $210,826 and interest earned funds escrowed totaled $67,428, while actual production costs totaled $820,297 resulting in net production costs of $542,043.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty income in the Net Proceeds. The Jay Field, South Pass 89 and Offshore Louisiana properties have excess production costs of approximately $5,662,000, $2,534,000 and $9,142,000, respectively, as of March 31, 2008.

(3)	In the first quarter 2008, the Trust received a single payment of $436,548 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

The following unaudited schedule summarizes the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2009 and 2008:

	First Quarter
	2009	2008

Net Proceeds:
Revenues	$7,215,583	$12,829,419
Amounts withheld in escrow	(1,706,746)	(3,205,873)
Production costs and expenses	(5,214,650)	(10,035,802)
Insurance Recovery Proceeds	10,041,086	—
Capital expenditures	(3,899,735)	(2,488,793)

Net Proceeds	$6,435,538	$(2,901,049)

Royalties paid to the Trust:
Overriding Royalties	$495,789	$—
Fee Lands Royalties	27,109	39,202
Other Proceeds	$—	$436,548

Royalties paid to the Trust	$522,898	$475,750

Revenues of the Working Interest Owners with respect to the Productive Properties in the Current Operating Period decreased 44% from the Prior Year’s Operating Period. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the Current Operating Period attributable to the Productive Properties were $56.98 per barrel, $26.28 per barrel and $3.03 per thousand cubic feet (“mcf”), respectively. In the comparable 2008 period, average crude oil, natural gas liquids and natural gas prices were $90.05 per barrel, $61.39 per barrel and $6.24 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was 11,116 barrels of imputed liquids production for the first quarter 2009 and no imputed liquids production for the first quarter of 2008. There was no imputed natural gas production for the first quarter of 2009 and 2008.

In the first quarter of 2009 and 2008, the Working Interest Owners reserved $1,706,746 and $3,205,874, respectively, in escrow as a result of uncertainties related to oil and gas properties.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties in the Current Operating Period decreased 48% primarily due to the timing of invoices received by the working interest owners.

Insurance recovery proceeds increased 100% due to the receipt of $927,814 and $9,113,272 for South Pass 89 and Offshore Louisiana, respectively during the first quarter of 2009.

Capital and abandonment expenditures increased 57% in the Current Operating Period compared to the same period in 2008 primarily due to an increase in developmental drilling and the movement of nitrogen injection expenses to production costs and expenses.

At March 31, 2009, the Fee Lands consisted of approximately 22,282 gross acres in South Louisiana, approximately 1,061 of which were under lease. All of the remaining Fee Lands Royalties were sold during 2009.

The Trustee has been informed by the Company that it or a subsidiary has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owners with the Minerals Management Service, thereby violating the civil False Claims Act.

If the plaintiffs are successful in the matters described above, revenues to the Trust could decrease. A judgment or settlement could entitle the Working Interest Owners to reimbursements for past periods attributable to properties covered by the Trust’s interest. The Company has informed the Trustee that, at this time, it is not able to reasonably estimate the amount of any potential loss or settlement allocable to the Trust’s interest.

The Trust is now required by the terms of the Trust Agreement to sell its assets and to liquidate. As previously disclosed, the Trustee engaged the Financial Advisor to market the Trust’s assets in anticipation of a sale in accordance with the terms of the Trust Agreement. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief.

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. Additional information regarding the status of the Beckett lawsuit and the status of the sale of the Trust’s assets is included in this report.

For more recent information regarding all of these matters, please see the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust and their estimated fair value at March 31, 2009, based solely on the assessment described below:

March 31,
2009

ASSETS
Cash	$115,620
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	1,060,801

Net assets in process of liquidation	$1,176,421

The net overriding royalty interest in oil and gas properties at March 31, 2009 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of March 31, 2009. This estimate is based on the Trustee’s assessment of the impact of selling existing assets based on market conditions at March 31, 2009, and includes the following assumptions:

•	The Trust’s estimated share of proved oil and gas reserve volumes at March 31, 2009, which were derived from the December 31, 2008 reserve report prepared by Miller and Lents and updated for first quarter of 2009 production. The working interest owners did not prepare a reserve report as of March 31, 2009, and therefore any possible revisions in oil and gas reserves during the first quarter of 2009 were not considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•	The estimated fair value does not include any amounts related to Jay Field and Offshore Louisiana. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on March 31, 2009.

•	Includes approximately $500,000 of future abandonment costs to be recouped by the Working Interest Owners, for the South Pass 89 property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see the reserve report as of September 30, 2008, dated July 31, 2009, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 and the reserve reports as of September 30, 2009, dated May 24, 2011 and September 30, 2010, dated June 8, 2011, filed as exhibits to this Form 10-Q.

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the design and operation of the Trustee’s disclosure controls and procedures. Mike Ulrich, as Vice President of the Trustee, has concluded that these controls and procedures were not effective to allow timely decisions regarding required disclosure. Because the Trust has terminated in accordance with the terms of the Trust Agreement and is required by the Trust Agreement to auction its assets, pay its expenses and distribute any remaining funds to unitholders, the Trustee will not attempt to implement additional controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated to the Trustee on a timely basis.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

Except as set forth in the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits.

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		—	Reserve Report as of September 30, 2009 dated May 24, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8518).
99.2		—	Reserve report as of September 30, 2010 dated March 28, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8518).

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.
  Trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: August 19, 2011

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

Exhibit
Number

4	*	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		—	Reserve Report as of September 30, 2009 dated May 24, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8518).
99.2		—	Reserve report as of September 30, 2010 dated March 28, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8518).

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).