Form 10-Q
period 2009-06-30
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes      ✓                              No

At August 1, 2011, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

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

Additional information regarding the status of the Beckett lawsuit, the status of the sale of the Trust’s assets, the computation of the Jay Field Royalties and other matters is included in the Trust’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2010.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (the “Trust”) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010. The cash earnings and distributions for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Please see the Annual Report on Form 10-K for the year ended December 31, 2009.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Royalty revenues	$46,585	$73,664	$569,483	$549,414
Trust administrative expenses	(160,102)	(382,109)	(567,442)	(606,469)

Cash earnings (loss)	(113,517)	(308,445)	2,041	(57,055)
Changes in undistributed cash	113,517	308,445	(2,041)	57,055

Cash distributions	$—	$—	$—	$—

Cash distributions per Unit	$—	$—	$—	$—

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Cash	$2,103	$62
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands	76,282,000	76,282,000
Less: accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$2,103	$62

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$2,103	$62

Contingencies (note 7)
Total liabilities and trust corpus	$2,103	$62

Statements of Changes in Trust Corpus
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Trust Corpus, beginning of period (note 4)	$62	$2,037,083
Cash earnings	2,041	(57,055)
Cash distributions	—	—
Amortization of royalty interest (note 4)	—	—

Trust Corpus, end of period	$2,103	$1,980,028

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, the Trust had $2,103 in cash reserved for Trust expenses and unpaid invoices of approximately $478,154. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first six months of 2009, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. For the first six months of 2009, the Trust received $526,448 of royalty income associated with the South Pass 89 property. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust from the respective properties.

Recent Developments

A meeting of the unit holders has been called by the Trustee at the request of a unit holder. The purpose of the meeting is to vote on the unit holder’s proposal to remove The Bank of New York Mellon Trust Company, N.A. as Trustee and to appoint a successor trustee of the Trust. The meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. All statements in this report regarding the intentions or future actions of the Trustee depend on the Trustee remaining the trustee of the Trust. However, the Trustee may be replaced at the August 12, 2011 meeting.

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

As of June 30, 2009, the Trust had $2,103 in cash and was holding unpaid invoices for administrative services totaling approximately $478,154. See Management’s Discussion and Analysis”.

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

During 2009, the only royalty revenue the Trust received was $737,199 with respect to the South Pass 89 property and $70,905 from the Fee Lands. In addition, on November 11, 2009, the Trust sold its interest in the south Louisiana acreage described in the Trust’s public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of fees of $24,828 paid to the auction company that conducted the sale, of approximately $500,000.

During 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust with respect to the inadvertent inclusion of sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. The only other royalty revenue the Trust received in 2008 was $204,741 attributable to the Fee Lands Royalties and $37,239 attributable to South Pass 89.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As previously described in the Trust’s filings, in addition to the Working Interest Owners’ rights to recover Excess Production Costs prior to making payments to the Trust, the Working Interest Owners have the right under the Conveyances to escrow or withhold amounts for certain anticipated future expenses, and the Working Interest Owners have done so and expect to continue doing so in the future. The Working Interest Owners are not required to fund actual escrow accounts, and neither has done so. However, they must calculate the royalties as though they have done so.

Unit holders should review the reserve report as of September 30, 2008 included with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as the reserve reports as of September 30, 2009 and 2010 filed as exhibits to this Form 10-Q, but should note, as previously disclosed in the Trust’s filings, that the reserve reports are not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been and will be reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2009 has reserved $2,103 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

For the first six months of 2009, the working interest owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $526,449 to the Trust for South Pass 89 for the first six months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana or Jay Field during the first six months of 2009.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(c) The carrying value of the Trust’s royalty interests as of June 30, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The Trust had $2,103 in cash reserved for Trust expenses as of June 30, 2009 and had unpaid invoices of approximately $478,154. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. See Note 1. The Trust Agreement prohibits the Trustee from making any distributions to unit holders until all advances and any loans are repaid in full. See the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.

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

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Additional tracts subsequently expired, and at June 30, 2009, the Fee Lands consisted of approximately 22,282 gross acres in South Louisiana approximately 1,061 of which were under lease. All of the remaining Fee Lands Royalties were sold in 2009. See Note (8) — Subsequent Events.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Owner are estimated to be $14,200,000 for the Jay Field property, $7,500,000 for the South Pass 89 property, and $25,500,000 million for the Offshore Louisiana property.

According to the reserve report as of September 30, 2009, dated May 24, 2011, filed as an exhibit to this Form 10-Q, the total future dismantlement costs to the Working Interest Owners are estimated to be $15,800,000 for the Jay Field property, $12,700,000 for the South Pass 89 property, and $22,900,000 for the Offshore Louisiana property.

According to the reserve report as of September 30, 2010, dated June 8, 2011, filed as an exhibit to this Form 10-Q, the total future dismantlement costs to the Working Interest Owners are estimated to be approximately $16,100,000 for the Jay Field property, $11,300,000 for the South Pass 89 property, and $10,600,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first six months of 2009, the Working Interest Owner withheld $2,224,792 in escrow from the Offshore Louisiana Properties. The Working Interest Owner expended $1,140,908 from the escrow funds for dismantlement costs incurred during the first six months of 2009 for the Offshore Louisiana property. The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the aforementioned amounts withheld in escrow are for royalty computation purposes and would not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

The cumulative escrow balance as of June 30, 2009 including applicable escrow adjustments for the period was $4,543,402 for the Jay Field property and $7,605,621 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of June 30, 2009 including applicable escrow adjustments for the period for the Offshore Louisiana property was $9,972,434, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of June 30, 2009.

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

(c) The carrying value of the Trust’s royalty interests at June 30, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (the “Financial Advisor”) to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief. On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011 and the meeting was convened on

August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

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

As of June 30, 2009, the Trust had $2,103 in cash reserved for Trust expenses and unpaid invoices of approximately $478,154. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first six months of 2009, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. For the first six months of 2009 the Trust received royalty revenue of $526,448 associated with South Pass 89. The Jay Field and Offshore Louisiana properties excess production costs as of June 30, 2009 were approximately $11,895,478 and $2,669,000, respectively. There were no excess production costs related to South Pass 89 as of June 30, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the first six months of 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

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

For the first six months of 2009, the Trust received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $526,448 to the Trust for South Pass 89 for the first six months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property.

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

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified. In addition, the independent joint interest auditor has recently completed reviews of the working interest owner’s calculations relating to the Trust’s interest in the Jay Field. See “Recent Developments”.

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been and will be reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2009 has reserved $2,103 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in which the Trust has an interest and that the operators have determined to abandon. In particular, the work and expenses to plug, abandon and dismantle the facilities at South Marsh Island 76 and East Cameron 195 is ongoing. The Working Interest Owner has informed the Trustee that these ongoing expenses are not insured.

The abandonment and repair costs have had a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds (or calculating the royalties as though it had done so) otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. In addition, the Jay Field Working Interest Owner has begun or intends to begin escrowing funds, if any, not utilized to pay Excess Production Costs. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution (if any) after the sale of the Trust’s interests. As described herein and in prior reports filed by the Trust, the Working Interest Owners are not required to fund actual escrow accounts, and neither has done so.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of June 30, 2009 was $9,972,434. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of June 30, 2009 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay

Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of June 30, 2009 was $7,605,621 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

Results of Operations

	Second Quarter		First Half
	2009	2008	2009	2008

Royalty revenues	$46,585	$73,664	$569,483	$549,414
Trust administrative expenses	(160,102)	(382,109)	(567,442)	(606,469)

Cash earnings	$(113,517)	$(308,445)	$2,041	$(57,055)
Change in undistributed cash	113,517	308,445	(2,041)	57,055

Cash distributions	$—	$—	$—	$—

Cash distributions per unit	$—	$—	$—	$—

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2009 and 2008 (the 2009 and 2008 “Second Quarters” and “First Half”, respectively) are attributable to the Working Interest Owner’s operations during the periods January through March (the “Three-Month Operating Periods”) of 2009 and 2008, respectively, and the periods October 2008 through March 2009 and October 2007 through March 2008 (the 2009 and 2008 “Six-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2009 Second Quarter or the 2008 Second Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest as of June 30, 2009, the Trustee had reserved $2,103 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Second Quarter 2009 and 2008, the Trust received cash of $46,585 and $73,664, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2009 and 2008 Second Quarters were as follow:

	2009	2008

April	$0.0000	$0.0000
May	0.0000	0.0000
June	0.0000	0.0000

	$0.0000	$0.0000

There were no Distributions to the Unit holders for the First Half of 2009 or the First Half of 2008. During the First Half of 2009 and 2008, the Trust received cash of $569,483 and $549,414, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2009:

Second Quarter 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$357,107	$295,487	$652,594
Natural gas	—	584	222,559	223,143
Other		—	—

		357,691	518,046	875,737
Amounts withheld in escrow(5)	—	—	(518,046)	(518,046)
Production costs and expenses(1)	(2,623,125)	(323,982)	8,759	(2,938,348)
Capital expenditures	(1,206,991)	(5,417)	397,216	(815,192)

Net Proceeds	$(3,830,116)	$28,292	$405,975	$(3,395,849)

Overriding Royalties paid to the Trust(2)	$—	$30,659	$—	$30,659

Other Proceeds Paid to the Trust
Fee Lands Royalties				15,926

Royalties paid to the Trust				$46,585

First Half 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$5,200,148	$682,956	$524,892	$6,407,996
Natural gas	—	(16,575)	424,900	408,325
Other(3)		—	1,275,000	1,275,000

	5,200,148	666,381	2,224,792	8,091,321
Amounts withheld in escrow(5)	—	—	(2,224,792)	(2,224,792)
Production costs and expenses(1)	(7,298,590)	(511,906)	(342,502)	(8,152,998)
Insurance recovery proceeds(4)	—	927,814	9,113,272	10,041,086
Capital expenditures	(4,462,168)	(5,920)	(246,840)	(4,714,928)

Net Proceeds	6,560,610)	$1,076,369	$8,523,930	$3,039,689

Overriding Royalties paid to the Trust(2)	$—	$526,448	$—	$526,448

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				43,035

Royalties paid to the Trust				$569,483

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2009 Second Quarter and 2009 First Half was $134,911 and $292,706, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month. Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended June 30, 2009, South Pass 89 processing fees totaled $0.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds. The Jay Field and Offshore Louisiana properties have excess production costs of $11,895,478 and $2,669,000 respectively. There were no excess production costs related to South Pass 89 as of June 30, 2009.

(3)	During January of 2009, the Working Interest Owner received $1,275,000 of insurance proceeds related to lost production due to Hurricane Rita.

(4)	During January of 2009, the Working Interest Owner received $10,041,086 of insurance proceeds related to operating costs incurred due to Hurricane Katrina and Hurricane Rita.

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

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2009 and 2008:

	Second Quarter		First Half
	2009	2008	2009	2008

Net Proceeds:
Revenues	$875,737	$13,077,108	$8,091,320	$25,906,526
Amounts withheld in escrow	(518,046)	(3,657,397)	(2,224,792)	(6,863,270)
Production costs and expenses	(2,938,348)	(7,287,531)	(8,152,998)	(17,323,333)
Insurance recovery proceeds	—	—	10,041,086	—
Capital expenditures	(815,192)	(4,021,528)	(4,714,927)	(6,510,322)

Net Proceeds	$(3,395,849)	$(1,889,348)	$3,039,689	$(4,790,399)

Royalties paid to the Trust:
Other proceeds paid to the Trust	—	—	—	436,548
Overriding Royalties	$30,659	$—	$526,448	$—
Fee Lands Royalties	15,926	73,664	43,035	112,866

Royalties paid to the Trust	$46,585	$73,664	$569,483	$549,414

With respect to the Productive Properties in the current operating period, revenues of the Working Interest Owner decreased approximately 93% in the 2009 Three-Month Operating Period and decreased approximately 69% in the 2009 Six-Month Operating Period versus the comparable periods in 2008 as a result of decreased commodity prices and decreased production from the Jay Field. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owner in the 2009 Three-Month Operating Period attributable to the Productive Properties were $39.34 per barrel, $4.45 per barrel and $5.32 per thousand cubic feet (“mcf”), respectively. In the comparable 2008 period, average crude oil, natural gas liquids and natural gas prices were $99.23 per barrel, $57.24 per barrel and $10.51 per mcf, respectively. In the 2009 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $54.58 per barrel, $6.19 per barrel and $3.96 per mcf, respectively. In the comparable 2008 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $94.48 per barrel, $59.64 per barrel and $6.91 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was 764 barrels of imputed liquids production for the 2009 Three-Month Operating Period and no imputed liquids production for the 2008 Three-Month Operating Period. There was 3 mcf of imputed natural gas production for the 2009 Three-Month Operating Period and no imputed gas production for the 2008 Three-Month Operating Period. There were 11,880 barrels of imputed liquids production for the 2009 six-month operating period and no imputed liquids production for the 2008 six-month operating period. There were 3 mcf of imputed natural gas production for the 2009-six month operating period and no imputed gas production for the 2008 six-month operating period.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately 60% in the 2009 Three-Month Operating Period and decreased 53% in the 2009 Six-Month Operating Period versus the comparable periods in 2008. The increase in the Three-Month and Six-Month Operating Period is primarily due to temporarily shut-down of production for Jay Field property in 2009 and lower volumes of production on South Pass 89 and Offshore Louisiana properties.

Insurance recovery proceeds increased 100% due to the receipt of $927,814 and $9,113,272 for South Pass 89 and Offshore Louisiana, respectively, during the six months ended June 30, 2009.

Capital expenditures and abandonment decreased 80% in the 2009 Three-Month Operating Period and decreased 28% for the 2009 Six-Month Operating Period versus the comparable periods in 2008. The decrease in the Three-Month and Six-Month Operating Period is primarily due to less capital activities due to the two hurricanes during 2008 in the Jay Field property.

At June 30, 2009, the Fee Lands consisted of approximately 22,282 gross acres in south Louisiana, approximately 1,061 of which were under lease. All of the remaining Fee Lands Royalties were sold during 2009.

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

For more recent information regarding all these matters, please see the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust and their estimated fair value at June 30, 2009, based solely on the assessment described below:

June 30,
2009

ASSETS
Cash as of June 30, 2009	$2,103
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	1,252,490

Net assets in process of liquidation	$1,254,593

The net overriding royalty interest in oil and gas properties at June 30, 2009 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of June 30, 2009. This estimate is based on the Trustee’s assessment of the impact of selling existing assets based on market conditions at June 30, 2009, and includes the following assumptions:

•	The Trust’s estimated share of proved oil and gas reserve volumes at June 30, 2009, which were derived from the December 31, 2008 reserve report prepared by Miller and Lents and updated for first six months of 2009 production. The Working Interest Owners did not prepare a reserve report as of June 30, 2009, and therefore any possible revisions in oil and gas reserves during the first six months of 2009 were not considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•	The estimated fair value does not include any amounts related to Jay Field and Offshore Louisiana properties. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on June 30, 2009.

•	Includes approximately $500,000 of future abandonment costs and $33,000 of excess production costs to be recouped by the Working Interest Owners, for the South Pass 89 property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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