Form 10-Q
period 2009-09-30
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ✓                              No

At August 1, 2011, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

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

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (the “Trust”) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 as well as the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010. The cash earnings and distributions for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Please see the Annual Report on Form 10-K for the year ended December 31, 2009.

LL&E ROYALTY TRUST
Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Royalty revenues	$225,534	$82,854	$795,017	$632,268
Trust administrative expenses	(226,573)	(298,209)	(794,015)	(904,678)

Cash earnings (deficit)	(1,039)	(215,355)	1,002	(272,410)
Changes in undistributed cash	1,039	215,355	(1,002)	272,410

Cash distributions	$—	$—	$—	$—

Cash distributions per Unit	$—	$—	$—	$—

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Cash	$1,064	$62
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands (notes 2, 5 and 6)	76,282,000	76,282,000
Less: accumulated amortization (note 2)	(76,282,000)	(76,282,000)

Total assets	$1,064	$62

LIABILITIES AND TRUST CORPUS
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$1,064	$62

Contingencies (note 7)
Total liabilities and trust corpus	$1,064	$62

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Trust Corpus, beginning of period (note 2)	$62	$2,037,083
Cash earnings (deficit)	1,002	(272,410)
Cash distributions	—	—
Amortization of royalty interest (note 2)	—	—

Trust Corpus, end of period	$1,064	$1,764,673

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, the Trust had $1,064 in cash reserved for Trust expenses and unpaid invoices of approximately $416,322. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first nine months of 2009, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received $737,199 of royalty revenue from the South Pass 89 property in the first nine months of 2009. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust from the respective properties.

During the first nine months of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $737,199 to the Trust for South Pass 89 during the first nine months of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2009, the Trust had $1,064 in cash and was holding unpaid invoices for administrative services totaling approximately $416,322. See Management’s Discussion and Analysis”.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As previously disclosed, and as permitted by the conveyances creating the Trust’s interest in the Jay Field net profits interest, Quantum has informed the Trust’s independent petroleum engineers that Quantum has determined to escrow (or otherwise deduct from any payments otherwise due to the Trust) 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created. At December 31, 2010 of Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the Jay Field working interest was approximately $16.1 million, of which approximately $4.5 million had been withheld by the working interest owner (the Trust’s interests in each of these figures is 50%). As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month April 2011 and Trust accounting month July 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $26,500,000 and that the amount withheld in escrow is $8,900,000.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13,

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

2006. However, distributions to the Trust have been and will be reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2009 has reserved $1,064 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

For the first nine months of 2009, the working interest owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $737,199 to the Trust for South Pass 89 for the first nine months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana or Jay Field during the first nine months of 2009.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(c) The carrying value of the Trust’s royalty interests as of September 30, 2009, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The Trust had $1,064 in cash reserved for Trust expenses as of September 30, 2009 and had unpaid invoices of approximately $416,322. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. See Note 1. The Trust Agreement prohibits the Trustee from making any distributions to unit holders until all advances and any loans are repaid in full. See the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010.

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

The Fee Lands Royalties consist of royalty interests equal to a 3% interest in the future gross oil, gas, and other hydrocarbon production, if any, from each of the Fee Lands, unburdened by the expense of drilling, completion, development, operating and other costs incident to production. In June 1993, pursuant to applicable law, the Fee Lands Royalties terminated as to all tracts not then held by production or maintained by production from other tracts. Additional tracts subsequently expired and at September 30, 2009, the Fee Lands consisted of approximately 22,282 gross acres in South Louisiana approximately 1,062 of which were under lease. All of the remaining Fee Lands Royalties were sold in 2009. See Note (8) — Subsequent Events.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

According to the reserve report as of September 30, 2009, dated May 24, 2011, filed as an exhibit to this Form 10-Q, the total future dismantlement costs to the Working Interest Owners are estimated to be $15,800,00 for the Jay Field property, $12,700,000 for the South Pass 89 property, and $22,900,000 for the Offshore Louisiana property.

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first nine months of 2009, the Working Interest Owner withheld $2,686,781 in escrow from the Offshore Louisiana Properties respectively. The Working Interest Owner expended $1,141,560 from the escrow funds for dismantlement costs incurred during the first nine months of 2009 for the Offshore Louisiana property. The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the aforementioned amounts withheld in escrow are for royalty computation purposes and would not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

The cumulative escrow balance as of September 30, 2009 including applicable escrow adjustments for the period was $4,543,402 for the Jay Field property and $8,131,240 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of September 30, 2009 including applicable escrow adjustments for the period for the Offshore Louisiana property was $10,577,552, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of September 30, 2009.

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

(c) The carrying value of the Trust’s royalty interests at September 30, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

As of September 30, 2009, the Trust had $1,064 in cash reserved for Trust expenses and unpaid invoices of approximately $416,322. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first nine months of 2009, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received $737,199 of royalty revenue from the South Pass 89 property in the first nine months of 2009. The Jay Field and Offshore Louisiana properties excess production costs as of September 30, 2009 were approximately $11,926,189 and $2,733,000, respectively. There were no excess production costs related to South Pass 89 as of September 30, 2009. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust from the respective properties.

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

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been and will be reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2009 has reserved $1,064 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2009 was $10,577,552. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2009 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2009 was $8,131,240 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

Results of Operations

	Third Quarter		First Nine Months
	2009	2008	2009	2008

Royalty revenues	$225,534	$82,854	$795,017	$632,268
Trust administrative expenses	(226,573)	(298,209)	(794,015)	(904,678)

Cash earnings (deficit)	(1,039)	(215,355)	1,002	(272,410)
Change in undistributed cash	1,039	215,355	(1,002)	272,410

Cash distributions	$—	$—	$—	$—

Cash distributions per unit	$—	$—	$—	$—

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2009 and 2008 (the 2009 and 2008 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owners’ operations during the periods April through June (the “Three-Month Operating Periods”) of 2009 and 2008, respectively, and the periods October 2008 through June 2009 and October 2007 through June 2008 (the 2009 and 2008 “Nine-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2009 and 2008 Third Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $1,064 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Third Quarter 2009 and 2008, the Trust received cash of $225,534 and $82,854, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2009 and 2008 Third Quarters were as follow:

	2009	2008

July	$.0000	$.0000
August	.0000	.0000
September	.0000	.0000

	$.0000	$.0000

There were no Distributions to the Unit holders for the First Nine Months of 2009 and 2008. During these periods, the Trust received cash of $795,017 and $632,268, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2009:

Third Quarter 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$989,720	$646,480	$419,377	$2,055,576
Natural gas	—	—	42,612	42,612
Other(3)	—	—	—	—

	989,720	646,680	461,989	2,098,188
Amounts withheld in escrow(3)		—	(461,989)	(461,989)
Production costs and expenses(1)	(1,007,770)	(189,932)	(64,320)	(1,262,022)
Insurance recovery proceeds				—
Capital expenditures	(12,619)	(2,021)	—	(14,681)

Net Proceeds	$30,710	$454,527	$(64,320)	$359497

Overriding Royalties paid to the Trust(2)	$—	$210,751	$—	$210,751

Fee Land Royalties				14,783

Royalties paid to the Trust				$225,534

First Nine Months 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$6,189,867	$1,329,436	$944,269	$8,463,571
Natural Gas	—	(16,575)	467,512	450,937
Other(3)	—	—	1,275,000	1,275,000

	6,189,867	1,312,861	2,686,781	10,189,509
Amounts withheld in escrow(3)	—	—	(2,686,781)	(2,686,781)
Production costs and expenses(1)	(8,306,360)	(701,838)	(406,822)	(9,415,020)
6,926,748 Insurance recovery proceeds	—	927,814	9,113,272	10,041,086
Capital expenditures	(4,474,828)	(7,941)	(246,840)	(4,729,609)

Net Proceeds	$(6,591,321)	$1,530,896	$8,459,610	$3,399,185

Overriding Royalties paid to the Trust(2)	$—	$737,199	$—	$737,199

Fee Land Royalties				57,818

Royalties Paid to the Trust				$795,017

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2009 Third Quarter and 2009 First Nine Months was $136,787 and $429,493, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2009 Third Quarter, production costs and expenses include no processing fee income. For the First Nine Months of 2009, South Pass 89 processing fees earned were $42,802.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

(3)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

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

The following unaudited schedule provides a summary of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2009 and 2008:

	Third Quarter		First Nine Months
	2009	2008	2009	2008

Net Proceeds:
Revenues	$2,098,189	$12,865,659	$10,189,508	$38,772,186
Amounts withheld in escrow	(461,989)	(2,746,294)	(2,686,781)	(9,609,565)
Production costs and expenses	(1,262,021)	(10,054,396)	(9,415,019)	(27,377,731)
Insurance recovery proceeds	—	—	10,041,086	—
Capital expenditures	(14,682)	(5,829,320)	(4,729,609)	(12,339,642)

Net Proceeds	$(359,497)	$(5,764,351)	$3,399,185	$(10,554,752)

Royalties paid to the Trust:
Overriding Royalties	$210,751	—	$737,199	$—
Other proceeds paid to the Trust	—	—	$—	$436,548
Fee Lands Royalties	14,783	82,854	57,818	195,720

Royalties paid to the Trust	$225,534	$82,854	$795,017	$632,268

With respect to the Productive Properties in the Current Operating Period, revenues of the Working Interest Owners decreased approximately 84% in the 2009 Three-Month Operating Period and decreased approximately 74% in the 2009 Nine-Month Operating Period versus the comparable periods in 2008. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the 2009 Three-Month Operating Period attributable to the Productive Properties were $110.75 per barrel, $57.86 per barrel and $2.83 per thousand cubic feet (“mcf”), respectively. In the comparable 2008 period, average crude oil, natural gas liquids and natural gas prices were $124.09 per barrel, $61.13 per barrel and $10.00 per mcf, respectively. In the 2009 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $62.10 per barrel, $12.80 per barrel and $3.82 per mcf, respectively. In the comparable 2008 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $102.47 per barrel, $59.93 per barrel and $7.82 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was 3,772 barrels of imputed liquids production for the 2009 Three-Month Operating Period and no imputed liquids production for the 2008 Three-Month Operating Period. There were 15,653 barrels of imputed liquids production for the 2009 nine-month operating period and no imputed liquids production for the 2008 nine-month operating period.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties decreased approximately 87% and 66% in the 2009 Three-Month Operating Period and in the 2009 Nine-Month Operating Period, respectively, versus the comparable periods in 2008. The decrease in the Three-Month and decrease in the Nine-Month Operating Period is primarily due to temporarily shut-down of production for Jay Field property in 2009 and lower volumes of production on South Pass 89 and Offshore Louisiana properties.

Capital expenditures and abandonment decreased 100% and 62% in the 2009 Three-Month Operating Period and 2009 Nine-Month Operating Period, respectively, versus the comparable periods in 2008. The decrease in the Three-Month and Nine-Month Operating Period is primarily due to less capital activities due to the two hurricanes during 2008 in the Jay Field property.

Insurance recovery proceeds increased 100% due to the receipt of $927,814 and $9,113,272 for South Pass 89 and Offshore Louisiana, respectively, during the nine months ended September 30, 2009.

At September 30, 2009, the Fee Lands consisted of approximately 22,282 gross acres in south Louisiana, approximately 1,062 of which were under lease. All of the remaining Fee Lands Royalties were sold during 2009.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust and their estimated fair value at September 30, 2009, based solely on the assessment described below:

September 30,
2009

ASSETS
Cash	$1,064
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	1,060,801

Net assets in process of liquidation	$1,061,865

The net overriding royalty interest in oil and gas properties at September 30, 2009 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of estimated future net revenues from the net overriding royalty interest in the properties as of September 30, 2009. This estimate is based on the Trustee’s assessment of the impact of selling existing assets based on market conditions at September 30, 2009, and includes the following assumptions:

•	The Trust’s estimated share of proved oil and gas reserve volumes at September 30, 2009, which were derived from the December 31, 2008 reserve report prepared by Miller and Lents and updated for first nine months of 2009 production. The Working Interest Owners did not prepare a reserve report as of September 30, 2009, and therefore any possible revisions in oil and gas reserves during the first nine months of 2009 were not considered in the estimate of fair value of the net overriding royalty interest in oil and gas properties. The estimated fair value also does not include any value for probable or possible oil and gas reserves.

•	The estimated fair value does not include any amounts related to Jay Field and Offshore Louisiana properties. The estimated share for these properties is not economical per the oil and gas reserve report.

•	Forward strip commodity prices on September 30, 2009.

•	Includes approximately $500,000 of future abandonment costs and $33,000 of excess production costs to be recouped by the Working Interest Owners, for South Pass 89 property.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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