Form 10-K
period 2009-12-31
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8518
LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	76-6007940 (I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas (Address of principal executive offices)	78701 (Zip Code)

Registrant’s telephone number, including area code: 1-800-852-1422
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	On Which Registered

Units of Beneficial Interest	New York Stock Exchange (through November 19, 2009)

Securities registered pursuant to Section 12(g) of the Act: Units of Beneficial Interest

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units as reported on Yahoo! Finance) held by nonaffiliates was approximately $10,445,217.

As of August 1, 2011, 18,991,304 Units of Beneficial Interest were outstanding in LL&E Royalty Trust.

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

Special Note

Along with this report on Form 10-K for the year ended December 31, 2009, LL&E Royalty Trust is filing its quarterly reports on Form 10-Q for the first, second and third quarters of 2009 and 2010 and its annual report on Form 10-K for the year ended December 31, 2010 (collectively, the “Delayed Filings”). These reports were delayed due to the previously reported difficulties the Trust encountered with the calculation of the Jay Field royalties furnished to the Trust by Quantum Resources Management LLC (“Quantum”), which is the operator of the Jay Field and the owner of the working interest owner from which the Trust’s royalty interest was created. You should review all of the Delayed Filings concurrently, and should not rely on any of the Delayed Filings without having reviewed the most recent filings made by the Trust.

As previously disclosed, the Trustee engaged an independent joint interest auditing firm (the “Consultant”), to review Quantum’s computation of the amounts payable to the Trust with respect to its interest in the Jay Field from the time of the sale by The Louisiana Land and Exploration Company (“LL&E”) of its working interest to Quantum Resources Management LLC in 2007 through August 2008 (the “First Review Period”). Also as previously disclosed, the Consultant completed its review of the First Review Period, and Quantum and the Trustee reached agreement on the issues the Consultant had raised relating to the computation of expenses properly chargeable in the calculation of amounts payable to the Trust for the First Review Period.

Also as previously disclosed, the Trustee subsequently engaged the Consultant to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field for the production months September 2008 through March 2010 (the “Second Review Period”). The Consultant concluded its review of the Second Review Period, and Quantum and the Trustee resolved all material issues raised by the Consultant. The Trustee determined that it was able to prepare the Trust’s financial statements for the year ended December 31, 2009, which are included in this report.

As disclosed in the Trust’s filings for several years, the Trust is now required by the terms of the Trust Agreement to sell its assets and to liquidate. As previously disclosed, the Trustee engaged Stifel, Nicolaus & Company, Incorporated, a nationally-recognized investment banking firm (the “Financial Advisor”) to market the Trust’s assets in anticipation of a sale in accordance with the terms of the Trust Agreement. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010, the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief.

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit.

The Trustee has been requested by a holder of more than 10% of the Units to call a meeting of the Unitholders for the purpose of voting to remove The Bank of New York Mellon Trust Company, N.A. as Trustee and to appoint a successor trustee of the Trust. The Trustee called the meeting and filed definitive proxy materials with the SEC. On August 9, 2011 the proposed successor informed the Trustee that it was no longer willing to serve as successor trustee. The meeting was convened as scheduled on August 12, 2011, but was adjourned until August 24, 2011 as a result of the withdrawal of the successor. In connection with the calling of the meeting, the parties to the Beckett lawsuit entered into a settlement agreement as described in this report.

Additional information regarding the status of the Beckett lawsuit, the status of the sale of the Trust’s assets, the computation of the Jay Field Royalties and related matters is included in this report.

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

In accordance with the Trust Agreement, the Trust is required to terminate, sell the Royalties and liquidate the assets of the Trust. On November 11, 2009, the Trust sold its interest in the Fee Lands. The sale resulted in cash proceeds to the Trust of approximately $500,000. However, the sale of the rest of the Royalties has been delayed as a result of the lawsuit described in this report. The status of the sale of the Royalties, the liquidation of the Trust, the Beckett lawsuit and related matters are described below. The Trustee intends to continue to serve as such until the affairs of the Trust are wound up or until a successor trustee is appointed. See Item 1 — “Terms and Operations of the Trust”.

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

As previously disclosed and as described herein, during 2009, Quantum Resources Management, LLC, which operates the Jay Field Productive Property, temporarily suspended production at the Jay Field.

TERMS AND OPERATION OF THE TRUST

Creation and Operation of the Trust

Pursuant to the Conveyances, the Overriding Royalties and Fee Lands Royalties were conveyed to the Trust and were then immediately assigned to the Partnership, which was formed to hold the Royalties. See “Terms and Operation of the Trust — The Partnership”. The Royalties are the only asset of the Trust, other than cash being held for the payment of expenses and liabilities and for distribution to the Unit holders. In accordance with the Trust Agreement, the Trustee intends to sell the Royalties and distribute the net proceeds, after payment of all expenses and establishing such reserves as the Trustee deems appropriate. See Item 1 — “Terms and Operations of the Trust — “Termination of the Trust”, — “Timing of Liquidation”, — “Status of Sale Efforts and Litigation” and — “Assets and Liabilities in the Process of Liquidation”. To simplify the discussion in this Form 10-K, the existence of the Partnership is sometimes ignored.

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

The Trustee may be removed and replaced by a vote of Unit holders owning a majority of the Units. If the Trustee resigns, a successor trustee will be appointed, which must be a national bank meeting certain requirements, including having capital, surplus and undivided profits of at least $100,000,000. The foregoing requirements do not apply to a successor appointed by the Unit holders.

The Trust has no employees. Administrative functions of the Trust are performed by the Trustee. The Conveyances provide that the Working Interest Owners will maintain books and records sufficient to determine the amounts payable under the Royalties.

Termination of the Trust

The Trust Agreement provides that the Trust will terminate in the event that the net revenues fall below $5,000,000 for two successive years (“the Termination Threshold”). Net revenues are calculated as royalty revenues after administrative expenses of the Trust and as if the Trust had received its pro rata portion of any amounts being withheld by the Working Interest Owners or the Partnership under escrow arrangements or to make refund payments pursuant to the Conveyances (the Trust’s pro rata portion of escrowed amounts relating to the future abandonment of wells and dismantlement of platforms are included in the net revenue calculation for this purpose).

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were $1,634,740 and $2,094,226, respectively. Consequently, the Trust is required to terminate and is required to sell the assets of the Trust.

As a result of the termination of the Trust, the Trustee is required to sell the assets for cash in a public auction. See Item 1 — “Terms and Operation of the Trust — Status of Sale Efforts and Litigation” and “Management’s Discussion and Analysis”. After paying or making provision for all actual and contingent liabilities of the Trust, including fees of the Trustee, the Trustee will distribute any remaining cash as promptly as practicable. Despite the termination of the Trust, the Trustee is continuing to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trustee does not expect to make any further monthly distributions to Unit holders in the interim period prior to any distribution resulting from the sale of the Trust’s assets. See “Management’s Discussion and Analysis.”

The Trustee has retained Stifel, Nicolaus & Company, Incorporated, a nationally recognized investment banking firm (the “Financial Advisor”), to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust Unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief. On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011 and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

See Item 1 — “Terms and Operation of the Trust — Status of Sale Efforts and Litigation” and “Management’s Discussion and Analysis”.

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, except to the extent that the Trustee is prevented from doing so by a court order, or is removed as Trustee, the Trustee intends to auction the Trust’s assets. In connection with the auction, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to any such auction. See Item 1 — “Terms and Operation of the Trust — Status of Sale Efforts and Litigation” and “Management’s Discussion and Analysis”. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of December 31, 2009, the Trust had only $3,741 in cash. At December 31, 2009, the Trust was holding unpaid invoices for administrative services totaling $393,577.

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

If the Trust is unable to sell its assets and liquidate promptly, the Trust may attempt to borrow additional funds in accordance with the Trust Agreement to fund Trust expenses. However, the Trust will be prohibited from borrowing funds unless the Trustee determines that the total amount the Trust would then have borrowed is less than 50% of the amount of revenues the Trustee estimates will be received by the Trust during the immediately following six months. Consequently, unless the Trustee determines that the Trust’s assets will be sold within six months, no borrowings appear possible. Even if the Trust is able to proceed with the sale of its assets, the Trust may not be able to borrow funds. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. The Trust Agreement prohibits the Trustee from making any distributions to Unit holders until the advances and any loans are repaid in full. If the Trust is unable to sell its assets or borrow additional funds, the Trust might have to be liquidated in bankruptcy.

During 2010 the Trust did not receive any royalty revenue except for $10,064 from the Fee Lands (which were sold in November 2009) and $223,910 received in 2010 as an adjustment resulting from a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of the net proceeds properly payable to the Trust with respect to the Jay Field Property. The adjustment related to the

Working Interest Owner’s calculation of the net proceeds from the acquisition of the Jay Field working interest by Quantum Resources Management, LLC in 2007 through August 2008. The portion of the adjustment related to 2007, even if received in 2007, would not have affected the termination of the Trust in accordance with the terms of the Trust Agreement.

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

During 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust with respect to the Working Interest Owner’s inadvertent inclusion of sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. The only other royalty revenue the Trust received in 2008 was $204,741 attributable to the Fee Lands Royalties and $37,239 attributable to South Pass 89.

During 2007, the Trust received a payment of approximately $1,566,000 with respect to Jay Field property and approximately $399,000 with respect to the Fee Land property. The Trust did not receive any royalty income from South Pass 89 or Offshore Louisiana properties.

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2010 were approximately $13,588,000, $868,000 and $2,171,000, respectively. For the year ended December 31, 2009, they were $12,889,000, $373,000 and $3,227,000, respectively. For the year ended December 31, 2008, they were $10,930,000, $56,000 and $11,158,000, respectively. The excess production costs relating to each property must be recovered by the Working Interest Owners before any the Working Interest Owners are required to pay any royalty revenues to the Trust with respect to the particular property.

As previously described in the Trust’s filings, in addition to the Working Interest Owners’ rights to recover Excess Production Costs prior to making payments to the Trust, the Working Interest Owners have the right under the Conveyances to escrow or withhold amounts for certain anticipated future expenses, and the Working Interest Owners have done so and expect to continue doing so in the future. See Item 1 — “Terms and Operations of the Trust — Terms of the Conveyances”.

Timing of Liquidation

The Trust Agreement provides that the Trust must sell its assets and terminate if net revenues fall below $5,000,000 (the “Termination Threshold”) for two successive years. Net revenues to the Trust in 2006 and 2007 fell below the Termination Threshold.. The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. The Trustee intends to comply with the Trust Agreement unless it is removed or prevented from doing so by a court order. See Item 1 — “Terms and Operation of the Trust — Status of Sale Efforts and Litigation” and “Management’s Discussion and Analysis”.

Status of Sale Efforts and Litigation

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

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. On March 4 , 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

The Trustee intends to comply with the terms of the Trust Agreement to the extent possible. Consequently, unless removed, the Trustee currently intends to arrange for the auction of the Trust’s assets in accordance with the terms of the Trust Agreement as soon as is reasonably practicable. The Trustee will mail notice of any such auction of the Trust’s assets to all Unit holders of record in accordance with the terms of the Trust Agreement. The Trustee will also notify all persons who had submitted preliminary indications of interest in purchasing some or all of the Trust’s assets of any such auction, and will endeavor to provide notice to other potential bidders as well.

As a result of the Beckett lawsuit, the Trust was unable to complete the sale of its interest in the Jay Field prior to December 31, 2010, and is now required by the terms of the Trust Agreement to sell all of it assets by means of a public auction. The Trustee is unable to predict whether the persons who had submitted preliminary indications of interest in acquiring the Trust’s Jay Field interest in 2010 will be interested in bidding for the interest in a public auction, or, if they are willing to bid, whether they will bid more or less than the amounts they indicated they would consider on a preliminary basis. The preliminary indications of interest the Financial Advisor received when it marketed the Jay Field interest in 2010 ranged from $500,000 to $3,500,000. None of the preliminary indications of interest were firm offers, and all of them remained subject to further review.

Unit holders should review the reserve report as of September 30, 2009 included with this annual report, as well as the more recent report as of September 30, 2010 included with the 2010 10-K, but should note, as previously disclosed in the Trust’s filings, that a reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets. The September 30, 2009 reserve report, dated May 24, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines to be approximately $202,000 as of September 30, 2009. Of this amount, the report estimates $202,000 of future net revenues discounted at 10% annually in accordance with SEC guidelines to be attributable to the Trust’s interest in the Jay Field.

In preparing, the reserve report, dated May 24, 2011, the reserve engineer considered the Trust’s interests in the South Pass 89 and Offshore Louisiana properties and estimated future revenues value to be zero, the Trust had previously announced that the engineers did not expect that a reserve report addressing the Trust’s interests in South Pass 89 and Offshore Louisiana would attribute any imputed reserves to the Trust’s interests in either of those properties or any estimated future net revenues attributable to the interests held by the Trust in either of those properties.

As previously disclosed, the administrative expenses of the Trust are approximately $1,000,000 annually, but have increased as a result of the Beckett Lawsuit. As described above, the Trust’s unpaid invoices at August 19, 2011 were approximately $443,492, and the Trust owed an additional $2,255,520 to the Bank, of which $161,217 remained available to pay expenses. All additional expenses, including expenses incurred by the Trust but for which no invoices had been received at August 19, 2011, and including fees that will become payable to the Financial Advisor upon the sale of the assets and all other fees the Trust incurs, whether as a result of the delays caused by the Beckett lawsuit, or otherwise, must be paid prior to any distribution to Unit holders. It is increasingly likely that the sale of the Trust’s assets will not generate sufficient proceeds to pay the Trust’s liabilities. If the sale of the Trust’s assets does not generate sufficient proceeds to pay the Trust’s liabilities, there will be no further distributions to Trust Unit holders. As noted above, however, if the Trustee is able to auction the Trust’s assets, all Trust Unit holders will be mailed a notice of the public auction of the Trust’s assets, and any Unit holder who believes that the Trust’s assets are attractive will be welcome to submit a bid for some or all of the assets.

Trust Agreement Requirement to Publicly Auction Trust Assets

As described in this report, the Trust Agreement requires the Trust to hold a public auction of the Trust’s assets that remained unsold at December 31, 2010. Consequently, unless removed, the Trustee intends to arrange for the auction of the Trust’s assets in accordance with the terms of the Trust Agreement as soon as is reasonably practicable. The Trustee will mail notice of any such auction of the Trust’s assets to all Unit holders of record in accordance with the terms of the Trust Agreement. The Trustee will also notify all persons who had submitted preliminary indications of interest in purchasing some or all of the Trust’s assets of any such auction, and will endeavor to provide notice to other potential bidders as well.

The Trustee believes that a public auction of the Trust’s assets as required by the Trust Agreement as soon as possible would maximize the Trust’s likelihood of being able to pay its expenses and make a final distribution to the Unit holders. The auction would be open to all bidders. See Item 1 — “Terms and Operation of the Trust — Status of Sale Efforts and Litigation”

Terms of Bank Advance

The Bank Advance is interest-free. No Trust distributions can be made until the Bank Advance has been repaid.

Potential Replacement of Trustee

As previously disclosed and as described above, the Beckett Complaint seeks, among other things, the removal of the Trustee. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

Status of Review of Jay Field Royalty Computations

As described in the Trust’s prior filings, the Trustee engaged an independent joint interest auditing firm (the “Consultant”), to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field from the time of the sale by The Louisiana Land and Exploration Company (“LL&E”) of its working interest to Quantum Resources Management LLC in 2007 through August 2008 (the “First Review Period”). Also as previously reported, the Consultant completed its review of the First Review Period, Quantum and the Trustee reached agreement on the issues the Consultant had raised relating to the computation of expenses properly chargeable in the calculation of amounts payable to the Trust for the First Review Period. As a result of the review, Quantum revised its computations of the amounts payable to the Trust with respect to the Trust’s interest in the Jay Field for the First Review Period. In addition, as a result of the revisions, Quantum paid the Trust an additional $223,909 in June 2010 relating to the First Review Period, which amount included interest on the amount due to the Trust for the First Review Period.

As further described in the Trust’s prior filings, the Trustee subsequently engaged the Consultant to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field for the production months September 2008 through March 2010 (the “Second Review Period”). Quantum and the Trustee have reached agreement on all material issues raised by the Consultant with respect to the Second Review Period. The Trustee determined that it was able to prepare the Trust’s financial statements for the year ended December 31, 2009, which are included in this report.

The errors noted during the First Review Period and Second Review Period as discussed above were corrected during 2009 and are included in the “Revisions of Estimates” line in the information disclosed in footnote 9.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The tables below presents the assets of the Trust at their estimated fair value as of December 31, 2009, based solely on the assessments described below:

ASSETS	December 31, 2009

Cash	$3,741
Net overriding royalty interests in oil and gas properties and 3% royalty interests in fee lands	297,941

Net assets in process of liquidation	$301,682

The net overriding royalty interest in oil and gas properties at December 31, 2009 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2009. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on then current market conditions, and includes the following assumptions:

•	The Trust’s estimated share of oil and gas reserve volumes at December 31, 2009, were derived from a reserve report prepared by Miller and Lents dated May 24, 2011, for the production period ending September 30, 2009, a copy of which is attached as Appendix A to this Report on Form 10-K.

•	The estimated fair value at December 31, 2009 does not include any amounts related to the South Pass 89 or Offshore Louisiana properties. The estimated share for these properties is not economical.

•	Forward strip commodity prices on December 31, 2009.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see the reserve reports as of September 30, 2009 and 2010 included or filed with the respective Form 10-K’s and Note 9 in the Notes to Financial Statements included elsewhere in the respective Form 10-K’s. For more information regarding the amounts escrowed or withheld by the Working Interest Owners as of December 31, 2009, see “Terms and Operations of the Trust — Terms of the Conveyances”.

Nothing herein should be interpreted as an assurance of the values of the assets held by the Trust. The actual value, if any, of such assets will be determined solely by the amount a buyer is willing to pay for the assets. See Item 1 — “Business — Terms and Operation of the Trust — Status of Sale Efforts and Litigation.”

Delisting of Trust Units

As previously disclosed, on November 16, 2009 the Trust was notified by NYSE Regulation, Inc. (“NYSE Regulation”) that NYSE Regulation had determined that trading in the Trust’s Units on the New York Stock Exchange (“NYSE”) should be suspended prior to the opening on Friday, November 20, 2009. The notification stated that the decision to delist the Trust was reached in view of the fact that the Trust’s units had fallen below the NYSE’s continued listing standard for average closing price of less than $1.00 over a consecutive 30 trading day period. Also as previously disclosed, on November 19, 2009 arrangements for the transition of trading in the Units from the New York Stock Exchange to the Over-The-Counter market on Pink Sheets were completed. The Trust Units have been traded under the ticker symbol “LRTR” since November 20, 2009.

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

The Working Interest Owners have advised the Trustee that based on current estimates included in this Annual Report on Form 10-K, the Working Interest Owners are permitted to place additional funds in escrow from each of the properties. Commencing with the April 2006 monthly distribution, the Working Interest Owners began escrowing all amounts otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. The Working Interest Owners have advised the Trustee that they anticipate escrowing all additional funds from all the properties.

Based on the escrow provisions described above, the Working Interest Owner did not escrow any amounts for the Jay Field during the year ended December 31, 2009, but escrowed $805,683 during the year ended December 31, 2009 for the South Pass 89 property. The Working Interest Owner escrowed $3,239,055 during 2009 for the Offshore Louisiana properties. During 2009, none of the escrowed amounts were expended for the South Pass 89 or Jay Field properties, while $3,398,812 was expended for the Offshore Louisiana property. The escrow balances remaining at December 31, 2009 were $4,543,402 for Jay Field, $8,936,923 for the South Pass 89 property and $8,812,616 for the Offshore Louisiana property. As of December 31, 2009, the Working Interest Owners’ estimates of total Special Costs for abandonment are $14.2 million for Jay Field, $7.5 million for South Pass 89 and $25.5for Offshore Louisiana. The Working Interest Owners may begin escrowing balances at Jay Field. As described above, the Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Cost escrows at any time if either of them determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

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

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 1 — “Terms and Operations of the Trust — Termination of the Trust”.

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

Liabilities and Contingency Reserves

Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities that the Trust typically incurs are for routine administrative expenses, such as Trustee’s fees and accounting, engineering, legal and other professional fees. As previously disclosed, the costs and expenses of the Trust may increase significantly in connection with the termination and liquidation of the Trust and the Beckett lawsuit. See Item 1 — “Terms and Operations of the Trust — Termination of the Trust” and — “Status of Sale Efforts and Litigation”.

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

The Trust Agreement and the Partnership Agreement provide that the Trustee or the Partnership may establish cash contingency reserves in the event that (a) either (i) a claim is asserted against or is likely to be asserted against the Trust or the Partnership, whichever is the case, and the Trustee has received an opinion of counsel stating that the claim has a reasonable probability of succeeding or (ii) a claim against the Trust or the Partnership, whichever is the case, has been successful but is not currently due and payable, and (b) the amount or probable amount of such claim is such that it cannot be satisfied out of monthly income from the Royalties. Such reserves will be deposited in noninterest-bearing accounts, except that such contingency reserves will be placed in certificates of deposit or United States government securities maturing on the next Monthly Record Date if the Trustee or the Partnership, whichever is the case, has received an opinion of counsel to the effect that such action will not jeopardize the tax treatment of the Trust or Partnership as a trust or partnership, respectively, and not as an association taxable as a corporation. Assuming that the Trust is classified for tax purposes as a grantor trust and the Partnership is classified for tax purposes as a partnership (see “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units”), if such reserves are established, the amounts placed in reserve will be taxable to the Unit holders when received by the Partnership, even though they are not distributed to Unit holders at that time. If cash contingency reserves are established and placed in interest-bearing accounts as described above, the Trustee will furnish reports annually to all Unit holders of record on the applicable Monthly Record Dates containing information sufficient to enable Unit holders to calculate their share of taxable income (on either a cash or accrual basis) attributable to any interest earned on the reserves. If at any time the cash available to the Trust or the Partnership is not sufficient to pay liabilities that have become due, the Trustee or the Partnership, respectively, may borrow funds on a secured or an unsecured basis to pay such liabilities. Except for borrowings to purchase Units as described under “The Units — Possible Requirement That Units Be Divested”, neither the Trustee nor the Partnership may borrow an amount that at the time of borrowing exceeds 50% of the estimated revenues of the Trust or the Partnership, respectively, during the immediately following six Monthly Periods. Generally, such borrowing must be repaid before any further Trust or Partnership distributions, whichever is the case, can be made. There can be no assurance that either the Trustee or the Partnership would be able to borrow additional funds on acceptable terms or on any terms at all. See Item 1 — “Terms and Operations of the Trust — Termination of the Trust”.

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

Overriding Royalties

For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property”. These groups are designated herein as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. See “The Properties — Description of Productive Properties”. The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties (“Gross Proceeds”) less “Production Costs”, which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to The Bank of New York Mellon Trust Company, N.A.’s prime rate plus 0.5 percent per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. As of December 31, 2009, the Working Interest Owner’s estimates of total Special Costs were $14.2 million for Jay Field, $7.5 million for South Pass 89 and $25.5 million for Offshore Louisiana. See “— Terms of the Conveyances” above for a description of amounts escrowed to date.

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

The amount of revenues attributable to the Overriding Royalties from any well may be increased or reduced as a result of future pooling and unitization agreements extinguished or suspended as a result of “nonconsent” provisions of present or future operating agreements between the operator and other operators or extinguished as a result of the expiration of oil and gas leases. Since the Overriding Royalties were conveyed out of the Working Interest Owner’s working interests, if the Working Interest Owner’s right to revenues is adjusted, extinguished or suspended, the Trust’s right to revenues will also be adjusted, extinguished or suspended.

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

As part of the termination procedures, the Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint venture auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified. More recently, the independent joint interest auditor completed a review of the working interest owner’s calculations relating to the Trust’s interest in the Jay Field for the period July 1, 2007 through December 31, 2008, which resulted in an additional payment of $223,910 to the Trust. The independent joint venture auditor has also reviewed the working interest owner’s calculations relating to the Trust’s interest in the Jay Field through March 2010. All material matters issues raised by the independent joint venture auditor with respect to the most recent period have been resolved with the working interest owner.

Sale of the Fee Lands Royalties

On November 11, 2009, in accordance with the terms of the Trust Agreement requiring the sale of the Trust’s assets, the Trust sold a portion of its assets consisting of its royalty interests in the south Louisiana acreage described elsewhere herein and in the Trust’s prior public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of $24,828 in fees to the auction company that conducted the sale, of approximately $500,000. The purchaser was ETROA Resources, LLC. The proceeds were used to reduce the Trust’s accounts payable.

Analysis of the Working Interest Owner’s Calculation of the Royalties (2009)

The following schedules summarize the Working Interest Owner’s calculation of the amounts paid to the Trust with respect to the Trust’s royalty interests for (i) the quarter ended December 31, 2009 (applicable to production from July 2009 through September 2009) and (ii) the year ended December 31, 2009 (applicable to production from October 2008 through September 2009):

Quarter ended December 31, 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$805,683	$259,488	$1,065,171
Natural gas	—	—	292,787	292,787

	$—	$805,683	$552,275	$1,357,958
Amounts withheld in escrow(3)	—	(805,683)	(552,275)	(1,357,958)
Production costs and expenses(1)	(836,476)	(373,517)	(493,596)	(1,703,589)
Capital expenditures	(126,904)	—	—	(126,904)

Net Proceeds	$(963,380)	$(373,517)	$(493,596)	$(1,830,493)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				13,087

Royalties paid to the Trust (Royalty revenue)				$13,087

Year ended December 31, 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$2,135,119	$1,203,757	$3,338,876
Oil	6,189,868	—	—	6,189,868
Natural gas	—	(16,575)	760,299	743,724
Other	—	—	1,275,000	1,275,000

	$6,189,868	$2,118,544	$3,239,056	$11,547,468
Amounts withheld in escrow(3)	—	(805,683)	(3,239,056)	(4,044,739)
Production costs and expenses(1)	(9,142,836)	(1,075,355)	(900,418)	(11,118,609)
Insurance recovery proceeds	—	927,814	9,113,272	10,041,086
Capital expenditures	(4,601,732)	(7,941)	(246,840)	(4,856,513)

Net Proceeds	$(7,554,700)	$1,157,379	$7,966,014	$1,568,693

Overriding Royalties paid to the Trust(2)	$—	$737,199	$—	$737,199

Fee Lands Royalties				70,905

Royalties paid to the Trust (Royalty revenue)				$808,104

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned on all properties for the 2009 Fourth Quarter and Twelve Months ending December 31, 2009 was $115,428 and $544,921, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2009 Fourth Quarter, South Pass 89 property processing fees totaled $0. For the Twelve Months ending December 31, 2009, South Pass 89 processing fees earned were $42,802.

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

Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year has been reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed reports for 2009 to Unit holders in March 2010.

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

Periodic Reports

Promptly after receipt of the required information from the Working Interest Owners, and if practicable within 60 days following the end of each of the first three fiscal quarters of each year, the Trustee mails to each Unit holder of record who was such on the last Monthly Record Date in such quarter a report indicating, among other things, the distributions and revenues attributable to the Trust for such quarter. The Trustee has been unable to provide such quarterly reports during 2009 and 2010 as a result of issues regarding the computation of the Jay Field Royalties. Promptly after receipt of the required information, and if practicable within 90 days after the end of the Trust’s fiscal year (which is the calendar year), the Trustee mails to each Unit holder who received a Monthly Income Amount for any Monthly Period ending in such year a report that shows in reasonable detail the receipts and disbursements, and, for state and federal tax purposes, the income and expenses of the Trust, as well as sufficient information to permit a calculation of any depletion deduction for each Monthly Period (or portion thereof, if any) during the year. Promptly after receipt of the required information, and if practical within 120 days following the end of each year, the Trustee mails to all Unit holders of record an annual report containing audited financial statements of the Trust and a summary oil and gas reserve report with respect to the Trust’s interests in the Properties. The Trustee was unable to provide an annual report for the year ended December 31, 2009 and 2010 on a timely basis as a result of issues regarding the computation of the Jay Field Royalties. The Trustee mails to Unit holders such other reports and files such returns for federal and state income tax purposes as are required to comply with applicable laws, to comply with the rules of the New York Stock Exchange and to permit each Unit holder to calculate his share of the income and deductions of the Trust. See “Tax Considerations to Owners of Units — Federal Income Tax Considerations — Tax Consequences of Owning Units — Reports”. Under the Trust Agreement no duty is imposed on the Trustee to secure, file or disseminate information to which it is not expressly afforded access under the terms of the Trust Agreement or the Conveyances or which it is unable to obtain with reasonable effort and expense.

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

Although Unit holders possess certain voting rights, their voting rights are not comparable to those of shareholders of a corporation. For example, there is no requirement for annual meetings of Unit holders or for annual or other periodic reelection of the Trustee. However, see Item 1 — “Terms and Operations of the Trust — Potential Requested Meeting of Unit holders to Replace Trustee and Amend Trust Agreement”.

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

Description of Productive Properties

Certain information, as of December 31, 2009, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate “Property” for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2009.

Productive
Property and Year						Productive Wells(1)
in Which		Acres				Oil		Gas
Production Commenced	Location	Gross		Net		Gross	Net	Gross	Net

Jay Field (1970)(2)	Onshore	184,472	(3)	62,150	(3)	17	5.73	1	.34
	Alabama
	and Florida
South Pass 89 (1982)	Offshore	5,000		1,250		2	0.50	0.00	0.00
	Louisiana
Offshore Louisiana (1968)(4)	Offshore	10,000		1,625		6	0.75	9	1.55

	Louisiana	199,472		65,025		25	6.98	10	1.89

	Louisiana

(1)	Represent producing wells and wells capable of production. Net wells reflect the Working Interest Owner’s working interest. Gross and net wells exclude injection wells.

(2)	Includes interests in 23 leases which are a part of the Jay Field Unit created by a unit agreement originally among ExxonMobil (as operator) and others. The Jay Field is made up of 177 different tracts of land. Portions of certain leases are located outside of the Jay Field Unit. The Overriding Royalties from the Jay Field burden only the portions of such leases included within the Jay Field Unit and owned by the Working Interest Owner as of June 28, 1983. In addition, certain minor interests of the Company in the Jay Field were not included in the Jay Field Productive Property. The information in the table above relates only to the portion of the Jay Field included in the Jay Field Productive Property. All right, title and interest of the Company in the Jay Field Productive Property was assigned to the following entities in the following undivided percentages on December 21, 2006, effective as of September 1, 2006:

Percentage of
the Working
Interest Owned
Designation	by the Operators

Black Diamond Resources	3.9080%
QAB Carried WI, LP	1.6248%
QAC Carried WI, LP	2.8844%
Quantum Resources A1, LP	91.5828%

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

Description of the Fee Lands

The Fee Lands originally subject to the Fee Lands Royalties consisted of approximately 400,000 acres of undeveloped lands owned in fee by the Working Interest Owner in south Louisiana that were not subject to oil and gas leases as of the effective date of the Conveyances with respect to the Fee Lands Royalties. Most of the Fee Lands Royalties in the original Fee Lands terminated in June 1993 pursuant to Louisiana law. On November 11, 2009, the Trust sold its remaining interest in the Fee Lands. The sale resulted in cash proceeds to the Trust, net of fees of $24,828 paid to the auction company that conducted the sale, of approximately $500,000.

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

Due to the state of the gas industry and the marketing strategies used by different purchasers and producers, it is not uncommon for certain working interest owners in a property to be overproduced and to have delivered more gas than such owner was entitled to sell, leaving the other working interest owners underproduced. As a result, an imbalance may develop between the various Working Interest Owners regarding the amount of gas to which each is entitled and the amount each actually takes and sells. The Working Interest Owner uses the “entitlement” method of recording gas production, which results in revenues being recognized on the Working Interest Owner’s share of production regardless of which party’s purchaser has actually taken and paid for the gas. The Working Interest Owner makes distributions to the Trust based upon its entitled share of production at the relevant contractual prices. The Working Interest Owner’s actual receipts depend on the price received when the imbalances are reconciled; adjustments to the Working Interest Owner’s recorded revenues have been made in the past and may be made in the future. To the extent that any such adjustments decrease the revenues recorded by the Working Interest Owner because gas prices were lower at the time the Working Interest Owner’s gas was actually delivered than when the revenues were originally recorded, or for other reasons, future distributions to the Trust would be reduced.

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

Productive Properties

The following is a summary of the Working Interest Owner’s net drilling activities on the Productive Properties for the years ended December 31, 2007, 2008 and 2009:

Net Wells
	Oil	Gas	Dry

2007
Exploratory	—	—	—
Development	—	—	—
2008
Exploratory	—	—	—
Development	—	—	—
2009
Exploratory	—	—	—
Development	—	—	—

The following are the significant activities by the Working Interest Owner on the Productive Properties during 2009:

Jay Field

Capital and abandonment expenditures of approximately $4,601,000 were incurred in 2009.

South Pass 89

Capital and abandonment expenditures of approximately $8,000 were incurred in 2009, primarily for capital workovers.

Offshore Louisiana

Capital and abandonment expenditures of approximately $247,000 were incurred in 2009.

ESTIMATES OF PETROLEUM ENGINEERS

September 30, 2009 Estimates

Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2009 have been made by Miller and Lents, Ltd. (“Miller and Lents”). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2009. A copy of the Miller and Lents letter, dated May 24, 2011, setting forth such estimates, is reproduced as Appendix A to this Annual Report. A copy of a more recent letter from Miller and Lents, dated June 8, 2011 and as of September 30, 2010, is reproduced as Appendix B to this Annual Report.

The following table sets forth, as of September 30, 2009, certain estimated imputed proved reserves, estimated future net revenues and the discounted present value thereof attributable to the underlying properties and the Royalties, in each case derived from the Miller and Lents reserve report. A summary of the 2009 reserve report is included as Appendix A “to this Annual Report”.

Net Proved Imputed Reserves and Revenues
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids	Gas,	Revenues,	Per Year,
Reserve Category	MBbls.	MMcf	M$	M$

Proved Developed	2.4	31.1	262.8	202.2
Proved Undeveloped	—	—	—	—

Total Proved	2.4	31.1	262.8	202.2

As previously disclosed, the Working Interest Owners have advised the engineers that they plan to escrow or otherwise withhold up to 125 percent of the estimated Future Special Costs in accordance with the provisions of the original Conveyance to the Trust, and the September 30, 2009 and September 30, 2010 reports both reflect that fact.

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

The estimated net revenues have been determined on the basis of when the oil or gas is estimated to be produced. However, payments, if any, with respect to the Royalties are received by the Trustee approximately 65 days after the end of the month in which the sales of oil and gas are recorded as revenues by the Working Interest Owner. The Trustee does not expect to make any further quarterly distributions. The estimated net revenues in Miller and Lents’ letter have not been reduced for costs and expenses of the Trust.

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

Pursuant to Financial Accounting Standards Board (FASB) in Accounting Standards Codification 932 — Extraction Activities — Oil and Gas (formerly known as Statement of Financial Accounting Standards No. 69), the Trust is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves attributable to the Trust. The Miller and Lents letter attached as Appendix A includes such estimates, prepared on the basis described therein. The quantities imputed to the Trust are calculated by multiplying Miller and Lents’ estimated net reserves of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of Miller and Lents’ estimated future net revenues to the Trust to Miller and Lents’ estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust.

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

Regulation

Oil and gas activities on the Properties are subject to existing federal, state and local laws and regulations relating to health, safety, environmental quality and pollution control. The Working Interest Owners have advised the Trustee that they believe that their respective operations and facilities are in general compliance with applicable health, safety, and environmental laws and regulations.

TAX CONSIDERATIONS TO OWNERS OF UNITS

Federal Income Tax Considerations

Introduction

The following summary discusses the federal income tax consequences attendant to the acquisition, ownership and disposition of Units. This summary is based upon current provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” existing and proposed Treasury regulations thereunder and current administrative rulings and court decisions, all of which are subject to changes that may or may not be retroactively applied. No attempt has been made in the following summary to comment on all federal income tax matters affecting the Trust or Unit holders.

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

Rulings and Tax Opinion Regarding Distribution

The following information concerning the Company’s ruling requests to the Internal Revenue Service, which we refer to as the “Service,” regarding the federal income tax consequences of the creation and distribution of Units to the Company’s shareholders (the “Distribution”) and the operation of the Partnership and the Trust has been provided by the Company. The Company has received the following requested rulings from the Service:

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

6. Each Royalty will be considered an economic interest in oil and gas in place, and each Royalty will constitute a single property within the meaning of Section 614(a) of the Code.

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

Depletion Deductions.  The owner of an economic interest in producing oil and gas properties is entitled to deduct, on his federal income tax return, an allowance for the greater of cost depletion or (if otherwise allowable) percentage depletion on each such property. Each Unit owner who acquires Units by purchase should be entitled, by reason of the Partnership’s election under Section 754 of the Code, to deduct cost depletion (or, if greater and otherwise available, percentage depletion) with respect to production from each of the Royalties using his basis in such Royalties. The amount of deductions based on cost depletion cannot exceed the total adjusted tax basis of the property. Prior to the enactment of the Revenue Reconciliation Act of 1990 (the “1990 Act”), only cost depletion was allowed to a Unit holder with respect to production attributable to the Royalties carved out of properties which become proven prior to this acquisition of Units. Under the provisions of the 1990 Act, Unit holders acquiring their Units after October 11, 1990, may be entitled to deduct an allowance for percentage depletion if such deduction would otherwise exceed the allowable deduction for cost depletion, regardless of whether the oil and gas interest was “proven” at the time of its acquisition. However, in order to take percentage depletion, the Unit holder must qualify for the “independent producer” exemption contained in Section 613A(c) of the Code; otherwise, such owner will be limited to cost depletion.

Cost depletion for each productive property is calculated by (i) dividing the Unit holder’s allocated share of the adjusted tax basis of the productive property by the total number of units of production (barrels of oil and thousand cubic feet (“Mcf”) of gas) remaining attributable to the productive property held by the Trust as of the taxable year and (ii) multiplying the result in (i) by the number of units sold during the year. The total amount of deductions based on cost depletion cannot exceed the Unit holder’s total adjusted tax basis in the property.

Section 1254 of the Code provides that for property placed in service by a taxpayer after December 31, 1986, depletion deductions which reduce the adjusted basis of such property must be recaptured as ordinary income upon a disposition of the property. The amount of such recapture is generally limited to the amount of gain recognized by the taxpayer on such disposition. No oil and gas properties were placed in service by the Partnership subsequent to 1986. However, it is unclear whether this recapture provision applies to any portion of the depletion deduction claimed with respect to the Royalties in the case of Units acquired after December 31, 1986. The Service has not issued any Treasury regulations or other pronouncements to indicate its interpretation of these recapture provisions as they affect the transfer of partnership interests.

The foregoing discussion does not purport to be a complete analysis of the complex legislation and Treasury regulations relating to the availability and calculation of the depletion deduction for oil and gas properties. Unit holders who desire further or more specific information with respect to these matters should consult their own tax advisors.

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

Classification of Trust Income.  A taxpayer is limited in his ability to deduct losses from passive activities against other types of income. As a fixed investment grantor trust, the Trust is prohibited from engaging in any business or other investment activity, and it cannot engage in an activity which could be considered a trade or business activity for passive activity purposes. Temporary Treasury regulations indicate that taxpayers may not treat income from mineral royalties (other than royalties derived from a trade or business) as earned in the ordinary course of a trade or business. Therefore, royalty income (such as that generated by the Trust) which is not attributable to a trade or business is characterized as “portfolio income” rather than passive activity income under these rules.

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

Alternative Minimum Tax for Noncorporate Taxpayers.  A noncorporate Unit holder’s alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer’s alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer’s income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer’s minimum tax liability. For tax years beginning in 2009, the noncorporate taxpayer’s exemption amount is $70,950 in the case of joint returns or surviving spouses, $46,700 in the case of unmarried individuals who are not surviving spouses, $35,475 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly or surviving spouses, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

Because of the complexity of the rules and Treasury regulations concerning the application of the alternative minimum tax, Unit holders should consult their tax advisors to determine its impact on their tax situations.

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

The U.S. income (including income from the Trust) of a Foreign Taxpayer engaged in a trade or business in the United States is, in general, taxable at the graduated rates applicable to individuals or corporations, if the income is effectively connected with such trade or business. A Foreign Taxpayer may elect to treat income from real property, such as the Royalties as effectively connected with the conduct of a United States trade or business under Section 871 or Section 882 of the Code (or pursuant to any similar provisions of applicable tax treaties). A Foreign Taxpayer whose Royalty income is effectively connected with a United States trade or business or who elects to treat it as such is entitled to claim all deductions, including depletion, with respect to such income and is exempt from the 30 percent withholding requirement. Such exemption is claimed for a calendar year by filing, in duplicate, with the Trustee, Form W-8ECI, Exemption from Withholding Tax on Income Effectively Connected with the Conduct of a Trade or Business in the United States (or a substitute statement containing the information required by Income Tax Regulation Section 1.1441-4). The exemption statement must be received by the Trustee in advance of the royalty payment for which it is intended to apply. A separate Form W- 8ECI (or substitute statement) must be filed with the Trustee every three years in order to effect an exemption from withholding for that year’s income. Because the application of the withholding Treasury regulations will vary depending on a holder’s particular circumstances, all holders are urged to consult their own tax advisors regarding the application of the Treasury regulations to them. Generally, nonresident foreign Unit holders are subject to a state income tax on income from sources within such state in the same manner as a citizen or resident of the United States.

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

Under Section 1446 of the Code, a withholding tax is imposed on partnerships in an amount equal to the United States tax on income effectively connected with a U.S. trade or business which is properly allocable to a foreign person under section 704(b) of the Code. The amount of withholding tax is equal to the highest rate of United States tax to which each foreign partner is subject, which is currently 35 percent for individuals and 35 percent for corporations. A foreign partner’s share of withholding tax paid by a partnership is treated as distributed to the foreign partner on the earlier of (i) the date the partnership actually pays the tax to the Service or (ii) the last day of the partnership’s tax year for which the tax is paid. Future Treasury regulations may modify the general rule described above to provide for earlier deemed distributions and reductions in basis in circumstances such as those involving mid-year dispositions of partnership interests. The Service is authorized to impose penalties on a partnership for failure to satisfy withholding tax liabilities.

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

Sale of Units.  Generally, a Unit holder will realize gain or loss on the sale or exchange of Units measured by the difference between the amount realized on the sale or exchange and his adjusted basis for such Unit at the time of the sale or exchange. Subject to Code Section 751 and the recapture provisions contained in Code Section 1254, gain or loss on the sale of Units realized by a holder who is not a “dealer” with respect to such Units and who held them for more than 12 months will generally be treated as long- term capital gain or loss, provided the taxpayer held the Units as a capital asset. Gain attributable to Code Section 1254 recapture will be characterized as ordinary income. For oil and gas properties placed in service after December 31, 1986, the Code Section 1254 recapture amount will include depletion deductions which reduced the Unit holder’s basis in such property. See “Depletion Deductions” above.

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

Reports.  The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust — 2009 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

The Trust Agreement and the Partnership Agreement provide that income and deductions of the Trust and the Partnership during the period ended on each Monthly Record Date will be allocated to the Unit holders of Record on that Monthly Record Date. The Code generally requires that items of partnership income and deduction be allocated among transferors and transferees of partnership interests, as well as among partners whose interests otherwise vary during a taxable period, on a daily basis. However, the Conference Committee Report with respect to the applicable Code provision states that regulations will provide a convention permitting such allocations to be made on a monthly basis. Furthermore, relevant legislative history indicates that allocations on a reasonable basis will be permitted pending adoption of prospective Treasury regulations governing the matter. It is uncertain whether the Service will accept the allocation method used by the Partnership and the Trust or will require income and deductions of the Partnership or the Trust to be determined and allocated daily or based on some other method of proration. If the Service made such a contention, the judicial response would also be uncertain. The Trustee believes that the allocation method adopted for the Trust and the Partnership is reasonable and consistent with the purposes of applicable Code provisions. In the event Treasury regulations are proposed which prescribe a convention which is inconsistent with the method used by the Trust and the Partnership, the Trustee intends to offer comments on the proposed Treasury regulations and to take other action it deems appropriate in order to attempt to persuade the Service to adopt a convention which would enable the Trust and the Partnership to continue to use the allocation method now in use. In the event such a convention is not provided, the Service may contend that taxable income or losses should be allocated among Unit holders in a different manner. If any such contention were sustained, the Unit holders’ respective tax liabilities would be adjusted, and some could be required to pay additional tax. A Unit holder who transfers or acquires Units should consult with his tax advisor with regard to the proper reporting of income received and expenses paid by the Trust or the Partnership during the month in which such Units are acquired or transferred.

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

Reporting Requirements for Widely-Held Fixed Investment Trusts

Some Units are held by middlemen, as such term is broadly defined in the Treasury regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a custodian street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-800-852-1422, is the representative of the Trust that will provide the tax information in accordance with applicable Treasury regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Units on behalf of Unit holders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury regulations with respect to such Units, including the issuance of Internal Revenue Service Forms 1099 and certain written tax statements. Unit holders whose Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Units. Any generic tax information provided by the Trustee of the Trust is intended to be used only to assist Unit holders in the preparation of their federal and state income tax returns.

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to only be used to assist Unit holders in the preparation of their

2009 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/lrt.htm

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

Nominee Reporting Requirements.  The Code imposes reporting requirements on nominee owners of interests in an estate, trust or partnership. Any person holding an interest in the Trust as a nominee owner must furnish the Trustee with specified information about the beneficial owner. In addition, the nominee owner must forward to the beneficial owner specified information supplied by the Trustee pertaining to the beneficial owner’s interest. Failure to comply with these requirements may result in the imposition of penalties. Those persons holding Units for the beneficial ownership of another should consult with their tax advisors to ensure compliance with the new nominee reporting requirements.

Information Return Filing Requirements

Under the Code, any partner who sells or exchanges (other than through a broker) an interest in a partnership holding “unrealized receivables” or certain inventory within the meaning of Section 751 of the Code is required to notify the partnership of such transaction within 30 days of the transfer (or, if earlier, January 15 of the calendar year following the calendar year in which the exchange occurred). Any such partner who fails to so notify the partnership may be subject to a penalty for each such failure. Furthermore, the partnership is required to notify the Service of any sale or exchange (of which it has notice) of a partnership interest, and to report the name and address of the transferee and the transferor who were parties to such transaction, along with all other information required by applicable Treasury regulations. The partnership must also provide the information to the transferor and the transferee. If the partnership fails to furnish any such notification, it may be subjected to a penalty per failure, up to an annual maximum.

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

Louisiana

Louisiana imposes an income tax on all income of resident individuals (but provides a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Beginning in 2009, taxpayers are allowed a deduction in the amount of 100 percent (65 percent in 2008) of the excess federal itemized deductions. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

Louisiana imposes an income tax on all corporations, and other entities treated as corporations, if they earn or receive income derived from or attributable to sources within Louisiana. Oil and gas Royalty income, net of direct and indirect expenses, is generally treated as allocable income in Louisiana (oil and gas Royalty income is specifically allocated to where the property is located). For corporations with a tax year beginning before December 31, 2005, gain or loss on the sale of Units is also considered allocable income and is allocated to the state in which the Units have business situs (if they have been so used in connection with the taxpayer’s business to acquire a business situs) or, in the absence of a business situs, to the taxpayer’s commercial domicile. Thus, for corporations with a tax year beginning before December 31, 2005, in the absence of a business situs, gain or loss will be allocated to the corporation’s commercial domicile. For corporations with a tax year beginning after December 31, 2005, gain or loss on the sale of units is no longer “allocable.” Instead, gains/losses not in the ordinary course of business are apportioned. The gain/loss is included in the apportionable income tax base but not included in the apportionment factors (Note that if a corporation uses separate accounting or has a zero Louisiana income tax apportionment factor, exceptions apply to this treatment. La. R.S. § 287.94(H) contains further information on the exceptions.) The income tax rates for corporations range from a low of 4 percent to a high of 8 percent. For an individual who is not a resident of Louisiana, in the absence of a business situs, gain or loss shall be allocated to the nonresident’s state of legal domicile.

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

In accordance with the Trust Agreement, the Trust was required to terminate as of December 31, 2007, and the Trustee is required to sell the assets of the Trust and to liquidate the Trust. There can be no assurance that the assets can be sold for any particular amount. As a result of the Beckett lawsuit described in this report, the Trustee was unable to sell the assets, other than the Fee Lands, by December 31, 2010. Consequently, the Trustee is required to sell the assets in a public auction.

The amount the Trust may receive for the sale of the Trust’s assets may be substantially decreased if the Beckett lawsuit is not dismissed.

On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. If the Beckett lawsuit is not dismissed, the Trust may be unable to sell its assets.

If the Trust is able to sell its assets despite the existence of the Beckett lawsuit, the existence of the litigation could have an adverse effect on the price the Trust might receive for the assets.

The Beckett lawsuit may prevent the sale of the Trust’s assets.

If the Beckett lawsuit is not dismissed as described above, the Trust may be unable to sell its assets. If the court enters an order prohibiting the sale of the Trust’s assets, the Trustee will be unable to sell the Trust’s assets until the order expires or is modified or overruled.

Any further delays caused by the Beckett lawsuit will continue to increase the Trust’s administrative expenses and decrease or eliminate any possible distributions to Unit holders.

The Beckett lawsuit has delayed the sale of the Trust’s assets, which was intended to be completed in December 2010. Although Mr. Beckett and the Trust have entered into a settlement agreement as described above, the Trust’s administrative expenses, which include the expenses of the Beckett lawsuit, continue to accrue. All of the Trust’s expenses must be paid before any distributions can be made to Unit holders.

The Trust may be liquidated in an insolvency proceeding.

If the Trust is unable to sell its assets or borrow additional funds, the Trust would probably have to be liquidated in an insolvency proceeding. If the Trust is liquidated in an insolvency proceeding, it would incur additional expenses, and Unit holders would be unlikely to receive any distribution.

Because the Trust did not sell its assets by December 31, 2010, the Trustee is required to sell the assets in a public auction.

Because the Trust was unable to sell its assets by December 31, 2010, the Trust Agreement requires the Trustee to sell the assets in a public auction. A public auction may not result in as favorable a price for the Trust’s assets as an individually negotiated transaction.

The Trust will incur expenses in connection with the sale of its assets and liquidation.

The Trust will incur expenses in connection with the sale of its assets and liquidation, including expenses and costs of a financial advisor to assist with the sale of the Trust’s assets, and the expenses will be significant, particularly as a percentage of the Trust’s declining net worth.

The market prices for oil and gas may not increase and may decline prior to the time the Trust is able to sell its assets.

Market prices of, and/or market expectations for future, oil, gas and other hydrocarbons may not increase, and may decrease, before the Trust is able to sell its assets.

Natural gas and oil prices fluctuate due to a number of factors, and lower prices will reduce the market value of the Trust’s assets.

The Trust does not anticipate making any additional distributions to Unit holders unless it is able to sell its assets for an amount sufficient to pay all of its liabilities and make a final liquidating distribution of any remaining funds. The value of the Trust’s assets remains dependent upon the prices realized from the sale of natural gas and oil. Natural gas and oil prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust, the Working Interest Owners and the operators. Factors that contribute to price fluctuation include, among others:

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

The effects of the Working Interest Owner’s substantial work in the Jay Field may have a material effect on the value of the Trust’s interest in the Jay Field.

Quantum Resources Management LLC, which is the Jay Field Working Interest Owner, is also the operator of the Jay Field. Quantum has undertaken a substantial upgrade of the Jay Field production facilities. Although Quantum expects the upgrade to have a substantial beneficial effect on the Jay Field’s production, the upgrade has been expensive, and although it may increase the value of the Trust’s interest to a prospective bidder, the accumulated Excess Production Costs that remain to be paid from amounts that might otherwise have been distributable to the Trust are significant, and may have an adverse effect on the amount bidders may offer for the Trust’s interest.

Damage from Hurricanes Katrina and Rita has had a material adverse effect on the value of the Trust’s assets.

As previously disclosed, the damage caused by Hurricanes Katrina and Rita to production facilities for properties in which the Trust has an interest has had a material adverse effect on the value of the Trust’s assets at South Pass 89 and Offshore Louisiana. The damage interrupted production, damaged production facilities, increased expenses, increased abandonment costs, and resulted in the decision by the Working Interest Owner to escrow all funds otherwise distributable to the Trust from the Offshore Louisiana and South Pass 89 properties. Additional information regarding the damage to these properties is included under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Neither the Trustee nor the Unit holders can influence or control the operation or future development of the underlying properties. The properties are operated by independent third parties. The Working Interest Owner does not operate the South Pass 89 or Offshore Louisiana properties. Neither the Trustee nor the Unit holders have any right to replace an operator. The Working Interest Owners handle the receipt and payment of funds relating to the Properties and payments to the Trust for the Overriding Royalties.

The Trust is dependent upon the Working Interest Owners to calculate the Royalties payable to the Trust.

As described elsewhere herein and previously disclosed, the calculation of the Royalties is complex, and numerous interpretive issues have arisen in the past regarding the proper calculation of the Royalties. The Working Interest Owners control all of the information necessary to calculate the Royalties, and the Trust is dependent upon the Working Interest Owners for calculations. Although the Trustee has engaged a joint interest auditing firm to review the computations from time to time, and has had substantial success in its negotiations with each of the Working Interest Owners over the amounts properly payable to the Trust under the Conveyances, the Trust is nevertheless largely dependent on the Working Interest Owners. Further, in instances in which the joint interest auditing firm retained by the Trustee to review the computations has been unable to reach agreement with the relevant Working Interest Owner over the proper interpretation of the Conveyances, the Trustee may ultimately determine that is would be imprudent to expend additional Trust funds in order to litigate the issues in order to reach a final determination.

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

On November 23, 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan (the “Court”). Mr. Beckett’s Complaint sought a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also made a number of other allegations and sought removal of the Trustee and other relief. On March 4, 2011 the Court entered a stipulated order in which the Trust agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Unit holder Matters and Issuer Purchases of Equity Securities

Since November 20, 2009 the Units have been traded in the over-the-counter market on Pink Sheets (ticker symbol LRTR). Pink Sheets is a centralized quotation system that collects and publishes quotes for over the counter securities. The table below presents the high and low sales prices for each quarterly period in the years ended December 31, 2009 and 2008. There were no cash distributions to Unit holders in any quarterly period in the years ended December 31, 2009 and 2008.

	2009 Quarter Ended				2008 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Units of Beneficial Interest:
High sales price	$.65	$.68	$.95	$.84	$2.20	$2.60	$2.25	$1.71
Low sales price	.37	.41	.47	.55	1.73	1.88	1.58	0.49
Distributions per Unit	$0.0000	$0.0000	$0.0000	$.0000	$0.0000	$0.0000	$0.0000	$.0000

The Trustee does not expect to make any distributions prior to a possible final liquidating distribution upon the sale of the Trust’s assets. There is no assurance that the Trust will be able to make any distribution.

The total number of Unit holders of record as of June 24, 2011 was 3,343.

Item 6.	Selected Financial Data

Reference is made to “Item 1. Business — Estimates of Petroleum Engineers” of this Annual Report on Form 10-K.

The Trust has not reported estimates of proved imputed oil or gas reserves to any federal authority or agency other than the Securities and Exchange Commission.

The following table presents in summary form selected financial information regarding the Trust.

	Years Ended December 31,
	2009	2008	2007	2006	2005

Revenues	$1,308,276	$678,528	$1,965,473	$3,068,638	$7,354,827
Cash earnings	(3,679)	(331,921)	634,378	2,094,226	6,586,512
Cash distributions to Unit holders	—	—	1,150,481	1,831,080	6,002,945
Cash distributions per Unit	$—	$—	$0.0606	$0.0964	$0.3161
Trust Corpus	$3,741	$62	$2,037,083	$2,616,186	$2,393,340

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(c) The carrying value of the Trust’s royalty interests at December 31, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

This basis for reporting distributable income is considered to be the most meaningful because distributions to the Unit holders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States of America because, under such accounting principles, royalty income for a month would be based on net proceeds from sales for such month without regard to when calculated or received and interest income for a month would be calculated only through the end of such month, and accounting principles generally accepted in the United States would require a liquidation basis of accounting.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of December 31, 2009 was $8,812,616. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of December 31, 2009 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of December 31, 2009 was $8,936,923 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

As of December 31, 2009 the Trust had $3,741 in cash. As of December 31, 2009, the Trust was holding unpaid invoices for administrative services totaling $393,577.

As of August 19, 2011, the total amount of the Bank Advance was $2,255,520, of which $161,217 remained available to pay expenses at August 19, 2011. However, at August 19, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $443,492.

The Bank Advance is interest-free. No Trust distributions can be made until the Bank Advance has been repaid.

The entire amount of the Bank Advance and all other liabilities and expenses of the Trust must be repaid before any distributions can be made to Unit holders.

If the Trust is unable to sell its assets and liquidate promptly, the Trust may attempt to borrow funds in accordance with the Trust Agreement to fund Trust expenses. However, the Trust will be prohibited from borrowing funds unless the Trustee determines that the total amount the Trust would then have borrowed is less than 50% of the amount of revenues the Trustee estimates will be received by the Trust during the immediately following six months. Consequently, unless the Trustee determines that the Trust’s assets will be sold within six months, no borrowings appear reasonably possible. Even if the Trust is able to proceed with the sale of its assets, the Trust may not be able to borrow funds. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. The Trust Agreement prohibits the Trustee from making any distributions to Unit holders until all loans and all advances are repaid in full. If the Trust is unable to sell its assets or borrow funds, the Trust would probably have to be liquidated in bankruptcy.

Recent Developments

Termination of the Trust

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated, a nationally recognized investment banking firm, (the “Financial Advisor”), to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust Unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint sought a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also made a number of other allegations and seeks removal of the Trustee and other relief. On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011.

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

As of December 31, 2009, the Trust had $3,741 in cash and was holding unpaid invoices for administrative services totaling approximately $393,577. See Management’s Discussion and Analysis”.

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

During 2007, the Trust received a payment of approximately $1,566,000 with respect to Jay Field property and approximately $399,000 with respect to the Fee Land property. The Trust did not receive any royalty income from South Pass 89 or Offshore Louisiana properties.

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2010 were approximately $13,588,000, $868,000, and $2,171,000, respectively. The excess production costs as of December 31, 2009 were $12,889,000, $373,000, and $3,227,000, respectively. For the year ended December 31, 2008, they were $10,930,000, $56,000 and $11,158,000, respectively. The excess production costs relating to each property must be recovered by the Working Interest Owners before any the Working Interest Owners are required to pay any royalty revenues to the Trust with respect to the particular property.

As previously described in the Trust’s filings, in addition to the Working Interest Owners’ rights to recover Excess Production Costs prior to making payments to the Trust, the Working Interest Owners have the right under the Conveyances to escrow or withhold amounts for certain anticipated future expenses, and the Working Interest Owners have done so and expect to continue doing so in the future. Under the Conveyance, the Working Interest Owners may compute the Royalties without establishing actual third party escrows of withheld funds.

Timing of Liquidation

The Trust Agreement provides that the Trust must sell its assets and terminate if net revenues fall below $5,000,000 (the “Termination Threshold”) for two successive years. Net revenues to the Trust in 2006 and 2007 fell below the Termination Threshold.. The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee will cause the asset to be sold at public auction to the highest cash bidder. The Trustee intends to comply with the Trust Agreement unless prevented from doing so by a court order.

Status of Sale Efforts and Litigation

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

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. On March 4, 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011, and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. If the suit is not dismissed, the pending suit could adversely affect the price the Trust might receive in any sale that may be possible.

The Trustee intends to comply with the terms of the Trust Agreement unless prevented from doing so by a court order. Consequently, unless removed, the Trustee intends to arrange for the auction of the Trust’s assets in accordance with the terms of the Trust Agreement. The Trustee will mail notice of any such auction of the Trust’s assets to all Unit holders of record in accordance with the terms of the Trust Agreement. The Trustee will also notify all persons who had submitted preliminary indications of interest in purchasing some or all of the Trust’s assets of any such auction, and will endeavor to provide notice to other potential bidders as well.

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

Unit holders should review the reserve reports as of September 30, 2009 included with this annual report, as well as the more recent report as of September 30, 2010 included with the 2010 10-K, but should note, as previously disclosed in the Trust’s filings, that a reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets. The September 30, 2009 reserve report, dated May 24, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines to be approximately $202,000 as of September 30, 2009. Of this amount, the report estimates $202,000 of future net revenues discounted at 10% annually in accordance with SEC guidelines to be attributable to the Trust’s interest in the Jay Field.

In the reserve report, dated May 24, 2011, the reserve engineer considered the Trust’s interests in the South Pass 89 and Offshore Louisiana properties and estimated future revenues value to be zero. The Trust had previously announced that the engineers did not expect that a reserve report addressing the Trust’s interests in South Pass 89 and Offshore Louisiana would attribute any imputed reserves to the Trust’s interests in either of those properties or any estimated future net revenues attributable to the interests held by the Trust in either of those properties.

As previously disclosed, the administrative expenses of the Trust are approximately $1,000,000 annually, but have increased as a result of the Beckett lawsuit. As described above, the Trust’s unpaid invoices at August 19, 2011 were approximately $443,492, and the Trust owed an additional $2,255,520 to the Bank, of which $161,217 remained available to pay expenses. All additional expenses, including expenses incurred by the Trust but for which no invoices had been received at August 19, 2011, and including fees that will become payable to the Financial Advisor upon the sale of the assets and all other fees the Trust incurs, whether as a result of the delays caused by the Beckett lawsuit, or otherwise, must be paid prior to any distribution to Unit holders. It is increasingly likely that the sale of the Trust’s assets will not generate sufficient proceeds to pay the Trust’s liabilities. If the sale of the Trust’s assets does not generate sufficient proceeds to pay the Trust’s liabilities, there will be no further distributions to Trust Unit holders. As noted above, however, if the Trustee is able to auction the Trust’s assets, all Trust Unit holders will be mailed a notice of the public auction of the Trust’s assets, and any Unit holder who desires to do so may submit a bid for some or all of the assets.

Trust Agreement Requirement to Publicly Auction Trust Assets

As described in this report, the Trust Agreement requires the Trust to hold a public auction of the Trust’s assets that remained unsold at December 31, 2010. Consequently, unless removed, the Trustee intends to arrange for the auction of the Trust’s remaining assets in accordance with the terms of the Trust Agreement as soon as is reasonably practicable. The Trustee will mail notice of any such auction of the Trust’s assets to all Unit holders of record in accordance with the terms of the Trust Agreement. The Trustee would also notify all persons who had submitted preliminary indications of interest in purchasing some or all of the Trust’s assets of any such auction, and will endeavor to provide notice to other potential bidders as well.

The Trustee believes that a public auction of the Trust’s assets as required by the Trust Agreement as soon as possible would maximize the Trust’s likelihood of being able to pay its expenses and make a final distribution to the Unit holders. The auction will be open to all bidders.

Terms of Bank Advance

The Bank Advance is interest-free. No Trust distributions can be made until the Bank Advance has been repaid.

Status of Review of Jay Field Royalty Computations

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

As further described in the Trust’s prior filings, the Trustee subsequently engaged the Consultant to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field for the production months September 2008 through March 2010 (the “Second Review Period”). Quantum and the Trustee have reached agreement on all significant matters raised by the Consultant with respect to the Second Review Period. The Trustee determined that it was able to prepare the Trust’s financial statements for the year ended December 31, 2009, which are included in this report.

The errors noted during the First Review Period and Second Review Period as discussed above were corrected during 2009 and are included in the “Revisions of Estimates” line in the information disclosed in footnote 9.

Quantum Decision to Escrow or Otherwise Withhold Funds for Estimated Future Abandonment and Related Costs

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

At December 31, 2009 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $14.2 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). At December 31, 2010, of Quantum’s estimate of abandonment and related costs it expects to incur in connection with the Jay Field working interest was approximately $16.1 million, of which approximately $4.5 million had been withheld by the working interest owner (the Trust’s interests in each of these figures is 50%)

As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs.

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

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest.

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

The abandonment and repair costs have had a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds (or calculating the royalties as though it had done so) otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distributions. In addition, the Jay Field Working Interest Owner has begun or intends to begin escrowing funds, if any, not utilized to pay Excess Production Costs. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution after the sale of the Trust’s interests. As described herein and in prior filings by the Trust, the Working Interest Owners are not required to fund actual escrow accounts, and neither has done so.

Results of Operations

	Years Ended December 31,
	2009	2008	2007

Royalty revenues	$808,104	$678,528	$1,965,473
Proceeds from the sale of Royalty properties	500,172	—	—
Trust administrative expenses	(1,304,597)	(1,010,449)	(1,331,095)

Cash earnings	$3,679	$(331,921)	$634,378
Changes in undistributed cash	(3,679)	331,921	516,103

Cash distributions	$—	$—	$1,150,481

Cash distributions per unit	$0.0000	$0.0000	$0.0606

Units outstanding	18,991,304	18,991,304	18,991,304

Royalty revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2009, 2008 and 2007 are attributable to the Working Interest Owner’s operations during the twelve-month periods ended September 30, 2009, 2008 and 2007, respectively.

Administrative expenses incurred by the Trust increased $294,148 or 29% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in 2009 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust. Administrative expenses incurred by the Trust decreased $320,646 or 24% for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The decrease in 2008 administrative expenses was primarily a result of decreases in accounting and legal fees incurred by the Trust.

Distributions to Unit holders for 2009, 2008 and 2007 amounted to $0 ($0.0000 per Unit), $0 ($0.0000 per Unit) and $1,150,481 ($0.0606 per Unit) respectively. During these years, the Trust received cash of $808,104, $678,528 and $1,965,473, respectively, from the Working Interest Owner with respect to the Royalties from the Properties. During 2009, the Trust also received $500,172 in proceeds from the sale of Royalty properties.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

	Years Ended December 31,
	2009	2008	2007

Net Proceeds:
Revenues	$11,547,466	$52,452,108	$29,574,488
Amounts withheld in escrow	(4,044,739)	(11,527,054)	(7,973,453)
Production costs and expenses	(11,118,607)	(32,635,590)	(27,468,852)
Insurance recovery proceeds	10,041,086	—	—
Capital expenditures	(4,856,513)	(15,922,161)	(2,417,881)

Net Proceeds	$1,568,693	$(7,632,697)	$(8,285,698)

Royalties paid to the Trust:
Overriding Royalties	$737,199	$37,239	$1,566,221
Fee Lands Royalties	70,905	204,741	399,252
Other Proceeds paid to the Trust	—	436,548	—

Royalties paid to the Trust (Royalty revenues)	$808,104	$678,528	$1,965,473

Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately $40,905,000 or 79 percent during the 2009 operating period compared to the same operating period in 2008. This was offset by lower production costs and capital expenditures and the receipt of $10,041,086 of insurance recovery proceeds. Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $22,878,000 or 77 percent during the 2008 operating period compared to the same operating period in 2007. This was offset by higher production costs and capital expenditures. The following unaudited schedule provides a summary of the Working Interest Owner’s net production attributable to the Trust.

Offshore
	Jay Field	South Pass 89	Louisiana	Total

Year Ended December 31, 2008
Oil & Condensate (MBbls)	—	—	—	—
Gas (Mcf)	—	—	—	—
Year Ended December 31, 2009
Oil & Condensate (MBbls)	—	—	—	—
Gas (Mcf)	—	—	—	—

Average natural gas prices received in 2009 decreased to $3.75 per thousand cubic feet (“mcf”) from $9.29 per mcf in 2008. Average crude oil prices decreased to $67.93 per barrel in 2009 from $109.32 per barrel in 2008 while natural gas liquids prices decreased to $19.31 per barrel in 2009 from $51.15 in 2008. Average natural gas prices received in 2008 increased to $9.29 per thousand cubic feet (“mcf”) from $7.12 per mcf in 2007. Average crude oil prices increased to $109.32 per barrel in 2008 from $65.01 per barrel in 2007 while natural gas liquids prices decreased to $51.15 per barrel in 2008 from $52.58 in 2007.

In 2009, the Working Interest Owner reserved $4,044,739 in escrow as a result of uncertainties related to the oil and gas properties. In 2008, the Working Interest Owner reserved $11,527,054 in escrow as a result of uncertainties related to the oil and gas properties. In 2007, the Working Interest Owner reserved $7,973,453 in escrow as a result of uncertainties related to the oil and gas properties.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately $21,517,000, or 66 percent, between the 2009 operating period and the 2008 operating period. Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $5,200,000, or 19 percent, between the 2008 operating period and the 2007 operating period. The increase in 2007 was primarily attributed to increased lease operating expenses, non-operated overhead, and labor costs at Jay Field and Offshore Louisiana.

Capital expenditures decreased approximately $11,066,000, or 69% percent, between 2009 and 2008. The decrease in 2009 was primarily the result of plant turnaround and workovers at Jay Field. Capital expenditures increased approximately $13,500,000, or 559% percent, between 2008 and 2007. The increase in 2008 was primarily the result of plant turnaround and workovers at Jay Field. -

The Trust’s Fee Lands Royalties decreased approximately $133,836 or 65 percent in the 2009 operating period compared to the same period in 2008. The Trust’s Fee Lands Royalties decreased approximately $194,511 or 49 percent in the 2008 operating period compared to the same period in 2007. The amount of Fee Lands leased as of December 31, 2009 and December 31, 2008 was approximately 0 and 1,062 acres, respectively.

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

The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust’s monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflict oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

Item 8.	Financial Statements and Supplementary Data

LL&E ROYALTY TRUST

STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Royalty revenues	$808,104	$678,528	$1,965,473
Proceeds from the sale of Royalty properties	500,172	—	—
Trust administrative expenses	(1,304,597)	(1,010,449)	(1,331,095)

Cash earnings	$3,679	$(331,921)	$634,378
Changes in undistributed cash	(3,679)	331,921	516,103

Cash distributions	$—	$—	$1,150,481

Cash distributions per unit	$0.0000	$0.0000	$0.0606

Units outstanding	18,991,304	18,991,304	18,991,304

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2009 and 2008

	2009	2008

ASSETS
Cash	$3,741	$62
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands	76,282,000	76,282,000
Less accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$3,741	$62

LIABILITIES AND TRUST CORPUS
Trust corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	$3,741	$62

Contingencies (note 8)
Total liabilities and Trust corpus	$3,741	$62

STATEMENTS OF CHANGES IN TRUST CORPUS

Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Trust corpus, beginning of period	$62	$2,037,083	$2,616,186
Cash earnings	3,679	(331,921)	634,378
Cash distributions	—	—	(1,150,481)
Amortization of royalty interests	—	(1,705,100)	(63,000)

Trust corpus, end of period	$3,741	$62	$2,037,083

See accompanying notes to financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

(1)	Formation of the Trust

On June 28, 1983, The Louisiana Land and Exploration Company (herein Working Interest Owner or Company) created LL&E Royalty Trust (Trust) and distributed Units of Beneficial Interest (Units) in the Trust to the holders of record of capital stock of the Company on the basis of one Unit for each two shares of capital stock held on June 22, 1983. On October 22, 1997, the shareholders of the Company approved a definitive agreement to merge with Burlington Resources Inc. (BR). Effective on that date, the Company became a wholly owned subsidiary of BR. The merger has had no significant effects on the Trust. On March 31, 2006, ConocoPhillips acquired BR via merger into Cello Acquisition Corp., a wholly owned subsidiary of ConocoPhillips. The surviving entity of the merger was Cello Acquisition Corp., which changed its name to Burlington Resources Inc. (New BR) Consequently; New BR (including the Company) is a wholly owned subsidiary of ConocoPhillips. The merger has had no significant effects on the Trust. In December 2006, the Company, as working interest owner, and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the Jay Field properties located in Florida and Alabama to Quantum Resource Management LLC (“Quantum”). Quantum began operating the Jay Field properties in April 2007. As used in this report, the terms “Working Interest Owner” and “Working Interest Owners” refer to The Louisiana Land and Exploration Company for the South Pass 89 and Offshore Louisiana properties and, after its December 2006 acquisition of the Jay Field interest, Quantum, for the Jay Field properties.

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (the “Financial Advisor”), a nationally recognized investment banking firm, to market the Trust’s assets. However, as announced by the Trustee on

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

October 22, 2008, the Trustee previously determined that, in light of market conditions at that time, it was in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint seeks a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also makes a number of other allegations and seeks removal of the Trustee and other relief. See Item 1 — “Terms and Operation of the Trust — Status of Sale Efforts and Litigation” and “Management’s Discussion and Analysis”.

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

As of December 31, 2009, the Trust had $3,741 in cash reserved for Trust expenses and unpaid invoices of approximately $393,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

During 2009, the Trust did not receive any royalty revenue associated with the Jay Field or Offshore Louisiana properties. The Trust received $737,199 of royalty revenue from the South Pass 89 property and $70,905 of royalty revenue from the Fee Lands property in 2009. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. On March 4, 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1, 2011 and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. If the suit is not dismissed, the pending suit could adversely affect the price the Trust might receive in any sale that may be possible.

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

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless removed or prevented from doing so by a court order, the Trustee intends to auction the Trust’s assets. In connection with the auction, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to any such auction. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the Trust had $3,741 of cash. At December 31, 2009, the Trust was also holding unpaid invoices for administrative services totaling $393,577.

Subsequent to the year ended December 31, 2009 and during 2010, the Trust was required to borrow money to pay its operating expenses. As of December 31, 2010, the Trust had no cash except for cash advanced to the Trust by BNY Mellon, an affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of December 31, 2010, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $1,144,310, of which $564,477 remained available to pay expenses at December 31, 2010. See Management’s Discussion and Analysis”. However, at December 31, 2010, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $702,151.

As of August 19, 2011, the total amount of the Bank Advance remained at $2,255,520, of which $161,217 remained available to pay expenses at August 19, 2011. However, at August 19, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $443,492. See Management’s Discussion and Analysis. The entire amount of the Bank Advance and all other liabilities and expenses of the Trust must be repaid before any distributions can be made to Unit holders.

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

During 2007, the Trust received a payment of approximately $1,566,000 with respect to Jay Field property and approximately $399,000 with respect to the Fee Land property. The Trust did not receive any royalty income from South Pass 89 or Offshore Louisiana properties.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Unit holders should review the reserve report as of September 30, 2009 included with this annual report, as well as the more recent report as of September 30, 2010 included with the 2010 10-K, but should note, as previously disclosed in the Trust’s filings, that a reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets. The September 30, 2009 reserve report, dated May 24, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines to be approximately $202,000 as of September 30, 2009. Of this amount, the report estimates $202,000 of future net revenues discounted at 10% annually in accordance with SEC guidelines to be attributable to the Trust’s interest in the Jay Field.

In preparing, the reserve report, dated May 24, 2011, the reserve engineer considered the Trust’s interests in the South Pass 89 and Offshore Louisiana properties and estimated future revenues value to be zero, the Trust had previously announced that the engineers did not expect that a reserve report addressing the Trust’s interests in South Pass 89 and Offshore Louisiana would attribute any imputed reserves to the Trust’s interests in either of those properties or any estimated future net revenues attributable to the interests held by the Trust in either of those properties.

As previously disclosed, the administrative expenses of the Trust are approximately $1,000,000 annually, but have increased as a result of the Beckett lawsuit. As described above, the Trust’s unpaid invoices at August 19, 2011were approximately $443,492, and the Trust owed an additional $2,255,520 to the Bank, of which $161,217 remained available to pay expenses. All additional expenses, including expenses incurred by the Trust but for which no invoices had been received at August 19, 2011, and including fees that will become payable to the Financial Advisor upon the sale of the assets and all other fees the Trust incurs, whether as a result of the delays caused by the Beckett lawsuit, must be paid prior to any distribution to Unit holders. It is increasingly likely that the sale of the Trust’s assets will not generate sufficient proceeds to pay the Trust’s liabilities. If the sale of the Trust’s assets does not generate sufficient proceeds to pay the Trust’s liabilities, there will be no further distributions to Trust Unit holders. As noted above, however, if the Trustee is able to auction the Trust’s assets, all Trust Unit holders will be mailed a notice of the public auction of the Trust’s assets, and any Unit holder who desires to do so may submit a bid for some or all of the assets.

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

As further described in the Trust’s prior filings, the Trustee subsequently engaged the Consultant to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field for the production months September 2008 through March 2010 (the “Second Review Period”). Quantum and the Trustee have reached agreement on all but two of the issues raised by the Consultant with respect to the Second Review Period. As the remaining issues are immaterial to the amount of the Excess Production Costs at Jay Field at December 31, 2010, the Trustee determined that it was able to prepare the Trust’s financial statements for the year ended December 31, 2010, which are included in this report.

The errors noted during the First Review Period and Second Review Period as discussed above were corrected during 2009 and are included in the “Revisions of Estimates” line in the information disclosed in footnote 9.

As previously disclosed, and as permitted by the conveyances creating the Trust’s interest in the Jay Field net profits interest, Quantum has informed the Trust’s independent petroleum engineers that Quantum has determined to escrow (or otherwise deduct from any payments otherwise due to the Trust) 125% of the estimated abandonment

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created. At December 31, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $16.1 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of December 31, 2010 has reserved $564,477 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that, the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties, and has applied the amounts to the propertiesto the extent permitted by the Trust’s governing documents, to offset existing Excess Production Costs and to fund the Special Cost Escrows for Offshore Louisiana and South Pass 89.

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in which the Trust has an interest and that the operators have determined to abandon. In particular, the work and expenses to plug, abandon and dismantle the facilities at South Marsh Island 76 and East Cameron 195 are expected to extend into 2010 or longer. The Working Interest Owner has informed the Trustee that these ongoing expenses are not insured.

The abandonment and repair costs estimated by the Working Interest Owner have had and are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution after the sale of the Trust’s interests. As described herein, the Working Interest Owners are not required to fund actual escrows accounts, and neither have done so.

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

Additionally, the Trust has $3,741 in cash reserved for Trust expenses as of December 31, 2009 and had unpaid invoices of approximately $368,000. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As noted previously, on November 11, 2009, the Trust sold its interest in the south Louisiana acreage described in the Trust’s public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of fees of $24,828 paid to the auction company that conducted the sale, of approximately $500,000.

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

The financial statements of the Trust do not include any adjustments as a result of the termination of the Trust as described in notes 1 and 2 and are prepared on the following basis:

(a) Royalties are recorded on a cash basis and are generally received by the Trustee in the third month following the month of production of oil and gas attributable to the Trust’s interest.

(b) Trust expenses, which include accounting, engineering, legal and other professional fees, Trustee’s fees and out-of-pocket expenses, are recorded on a cash basis.

(c) The carrying value of the Trust’s royalty interests at December 31, 2009 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Trustee assumes that some Trust Units are held by a middleman; as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. The Bank of New York Mellon Trust Company, N.A., 919 Congress Avenue, Austin, Texas 78701, telephone number 1-900-852-1422, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury regulations governing the information reporting requirements of the Trust as a WHFIT.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

An impairment related to the Jay Field was recorded in 2008 as a result of the continuous shut-down of this property by its operator. The remaining carrying value of the Jay Field property of $1,705,100 was written off. This resulted in a full write down of the asset, which was included in the amortization of royalty interest in the Trust Corpus, as this amount does not affect cash earnings. As of December 31, 2009, the carrying value of the Trust’s royalty interests was fully depleted

(7)	Dismantlement Costs

According to the September 30, 2009 reserve report, dated May 24, 2011, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, the total future dismantlement costs to the Working Interest Owner are estimated to be $15.8 million for the Jay Field property, $12.7 million for the South Pass 89 property, and $22.9 million for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore Louisiana properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During 2009, the Working Interest Owner has withheld $805,683, 50% of which would have been otherwise distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement, and related costs in accordance with conveyances, and $3,239,056, 90% of which would have otherwise been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement, and related costs in accordance with conveyances, in escrow from the South Pass and Offshore properties, respectively. During the year ended, December 31, 2009, none of the escrowed amounts were expended for Jay Field or South Pass 89, and $3,398,812 was expended for the Offshore Louisiana properties, respectively.

The cumulative escrow balances as of December 31, 2009 were $4,543,402, $8,936,923, and $8,812,616 for the Jay Field, South Pass 89 and Offshore Louisiana properties, respectively. Of these amounts, 50% of which for the Jay Field and South Pass 89 properties and 90% of which for the Offshore Louisiana properties would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Pursuant to Financial Accounting Standards Board (FASB) in Accounting Standards Codification 932 — Extraction Activities — Oil and Gas (formerly known as Statement of Financial Accounting Standards No. 69), the Trustee is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants (“Miller and Lents”) as of September 30, 2009, 2008 and 2007. Reserve quantities imputed to the Trust are calculated by multiplying Miller and Lents’ estimated net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of Miller and Lents’ estimated future net revenues to the Trust to Miller and Lents’ estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2009, 2008 and 2007.

Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust’s interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust’s interests and the changes in the present value of estimated future net revenues attributed to the Trust’s interests for the years ended September 30, 2009, 2008 and 2007 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. In addition, the estimates should be evaluated in light of the many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See “Item 1. Business — Estimates of Petroleum Engineers” for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Present Value of Estimated Future Net Revenues from Proved Reserves

	September 30,
	2009	2008	2007
	(In thousands)

The Trust’s proportionate share of future gross proceeds	$263	$39,136	$42,836
Less the Trust’s proportionate share of — Future operating costs	—	(1,817)	(1,691)
Future capital costs	—	(5,348)	(5,385)
Excess production costs	—	(16,396)	(10,637)

Future royalty income	263	15,575	25,123
Discount at 10% per annum	(61)	(4,638)	(7,181)

Standardized measure of future royalty income from proved oil and gas reserves	$202	$10,937	$17,942

Changes in Imputed Proved Reserves and Present Value of Estimated Future Net Revenues

			Present Value
	Imputed		of Future Net
	Proved Reserves		Revenues
	Liquids	Gas	(Thousands
	(Mbbl)	(MMcf)	of dollars)

Estimated at September 30, 2006	1,554	1,910	$49,968

Production	(23)	(3)	$(1,965)
Revisions of estimates(1)	(1,237)	(1,588)	(35,058)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	Na	Na	4,997

Estimated at September 30, 2007	294	319	$17,942

Production	—	—	$(679)
Revisions of estimates(1)	(160)	(147)	(8,120)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	Na	Na	1,794

Estimated at September 30, 2008	134	172	$10,937

Production	—	—	$(808)
Revisions of estimates(1)	(132)	(141)	(11,021)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	Na	Na	1,094

Estimated at September 30, 2009	2	31	$202

The computation of the present value of future net revenues relating to proved reserves at September 30, 2009 was based on commodity prices in effect as of September 30, 2009, of $4.56 per MMBtu for natural gas, of $60.30 per barrel for crude oil and of $37.55 per barrel for natural gas liquids.

(1)	Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves. The Trust noted that for the year ended September 30, 2009, base prices were $60.30 per barrel for oil and $4.56

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

per MMBtu for gas. For the year ended September 30, 2008, base prices were $101.61 per barrel for oil and $11.10 per MMBtu for gas.

Recent SEC Rule-Making Activity

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	commodity prices — economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used;

•	disclosure of unproved reserves — probable and possible reserves may be disclosed separately on a voluntary basis;

•	proved undeveloped reserve guidelines — reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered;

•	reserve estimation using new technologies — reserves may be estimated through the use of reliable technology in addition to flow tests and production history; and

•	non-traditional resources — the definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust notes that these new rules did not have a material impact on its reported oil and gas reserves.

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results
	Three Months Ended
	March 31	June 30	September 30	December 31

2009:
Royalty revenues	$522,898	$46,594	$225,534	$13,087
Cash distributions	$—	$—	$—	$—
Cash distribution per unit	$0.0000	$0.0000	$0.0000	$0.0000
2008:
Royalty revenues	$475,750	$73,664	$82,854	$46,260
Cash distributions	$—	$—	$—	$—
Cash distribution per unit	$0.0000	$0.0000	$0.0000	$0.0000

(10)	Subsequent events

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(11)	Recently Issued Pronouncements

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

Report of Independent Registered Public Accounting Firm

The Bank of New York Mellon Trust Company, N.A., Trustee,
and the Unit Holders of LL&E Royalty Trust

We have audited the accompanying statements of assets, liabilities, and trust corpus of LL&E Royalty Trust (the Trust) as of December 31, 2009 and 2008, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of LL&E Royalty Trust as of December 31, 2009 and 2008, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2009, in conformity with the basis of accounting described in Note 4.

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

/s/ KPMG LLP

Houston, Texas
August 19, 2011

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

As of the end of the period covered by this report, the Trustee carried out an evaluation of the Trust’s disclosure controls and procedures. Mike Ulrich, as Trust Officer of the Trustee, has concluded that these controls and procedures were not effective to allow timely decisions regarding required disclosure. Because the Trust has terminated in accordance with the terms of the Trust Agreement and is required by the Trust Agreement to auction its assets, pay its expenses and distribute any remaining funds to Unit holders, the Trustee will not attempt to implement additional controls and procedures designed to ensure that information required to be disclosed by the Trust is accumulated and communicated to the Trustee on a timely basis.

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

Trustee’s Report on Internal Control over Financial Reporting.  The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009.

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

This annual report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to final rules of the Securities and Exchange Commission adopted pursuant to section 404(c) of the Sarbanes-Oxley Act.

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

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Unit Ownership of Certain Beneficial Owners

Based solely on filings made with the SEC, the following persons held more than 5% of the outstanding Units as of July 22, 2011:

	Number		Percentage
Name	of Units		of Class

Jeff Beckett 3800 North Woodward Ave., Suite 300 Birmingham, Michigan 48009	3,872,629	(1)	20.4%

Shrikant Mehta 354 Indusco Court Troy, Michigan 48083	3,360,000	(2)	17.7%

Barry T. Brooks 3843 Jamestown Rd. Springfield, OH, 45502	1,298,813	(3)	6.8%

Trellus Management Company, LLC 350 Madison Avenue, 9th Floor New York, New York 10017	1,119,000	(4)	5.9%

(1)	Based solely on a Schedule 13D filed by the reporting person on July 18, 2011. Reference is hereby made to the Schedule 13D for additional information.

(2)	Based solely on a Schedule 13D filed by the reporting person on July 12, 2011. Reference is hereby made to the Schedule 13D for additional information.

(3)	Based solely on a Schedule 13D filed by the reporting person on July 19, 2011. The information may have been different at the record date. Reference is hereby made to the Schedule 13D for additional information.

(4)	Based solely on a Schedule 13G filed by the reporting person on February 13, 2007. Reference is hereby made to the Schedule 13G for additional information.

(b) Unit Ownership of Management

The Bank of New York Mellon Trust Company, N.A. as Trustee of the Trust, owns no Units.

(c) Change in Control

Except for the potential replacement of the Trustee, the Trustee knows of no arrangements, including the pledge of Units of the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Trust has no equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Bank of New York Mellon or its affiliates may have unrelated banking or trust relationships with either or both of the Working Interest Owners.

To the extent that the Trustee may be deemed to be a “parent” of the Trust, the basis of control is the Trustee’s authority under the Trust Agreement. The Trustee does not own any Units.

Item 14.	Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2009 and 2008 and fees billed for other services rendered by KPMG LLP.

	2009	2008

Audit fees(1)	$350,000	$351,000
Audit related fees	—	—
Tax fees(2)	144,000	125,000
All other fees	—	—

Total fees	$494,000	$476,000

(1)	Audit fees consist of fees for the audit of the LL&E Trust financial statements and reimbursement for travel related expenses.

(2)	Tax fees consist of fees related to the LL&E Trust’s tax information for its unit holders.

Pre-Approval Policies

The Trust does not have an audit committee or body performing a similar function. Approval of services provided by KPMG LLP and of fees relating to such services is granted by the Trustee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

The following financial statements of the Trust are included in Part II, Item 8:

(b) Exhibits

4*		—	Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
99.1		—	Reserve Report of September 30, 2009 dated May 24, 2011 prepared by Miller and Lents, Ltd. (See Appendix A to this Annual Report on Form 10-K)

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

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

LL&E ROYALTY TRUST
       (Registrant)

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

Date: August 19, 2011

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Note:	Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
99.1		—	Reserve Report of September 30, 2009 dated May 24, 2011 prepared by Miller and Lents, Ltd. (See Appendix A to this Annual Report on Form 10-K)

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

Appendix A

May 24, 2011

The Bank of New York Mellon Trust Company, N. A.
Trustee, LL&E Royalty Trust
919 Congress Avenue, Suite 500
Austin, TX 78701

Re:	Estimates of Proved Reserves and
Future Net Revenues for the LL&E Royalty Trust
As of September 30, 2009

Gentlemen:

Miller and Lents, Ltd. (MLL) estimated the proved reserves and the future net revenues attributable to working and royalty interests owned by Quantum Resources Management and ConocoPhillips (hereinafter referred to as “the Working Interest Owners”) in certain properties associated with the LL&E Royalty Trust (“the Trust”) interest.

The estimated net proved imputed reserves and future net revenues, discounted at 10 percent per year, owned by the Trust and without consideration of the Trust Termination Clause, as of September 30, 2009, are as follows:

	Net Proved Imputed Reserves and Revenues(1)(2)
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids,	Gas,	Revenues,	Per Year,
Reserves Category	MBbls.	MMcf	M$	M$

Proved Developed	2.4	31.1	262.8	202.2
Proved Undeveloped	0.0	0.0	0.0	0.0

Total Proved	2.4	31.1	262.8	202.2

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the Trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserve category.

The above figures are based on estimates from the Trust economic model attached to this report (Exhibits 1-9). The Trust owns, indirectly through a partnership with the Working Interest Owner, (a) net overriding royalty interests equivalent to net profits interests (the “Overriding Royalties”) in certain productive oil and gas properties located in Alabama, Florida, and federal waters Offshore Louisiana (the “Working Interest Properties”) and

Two Houston Center • 909 Fannin Street, Suite 1300 • Houston, Texas 77010

Telephone 713-651-9455 • Telefax 713-654-9914 • e-mail: mail@millerandlents.com

The Bank of New York Mellon Trust Company, N. A.	May 24, 2011

Trustee, LL&E Royalty Trust	Page 2

(b) royalty interests (the “Royalties”) in certain productive oil and gas properties located on the Working Interest Owner’s South Louisiana fee lands (the “Fee Lands”) acreage.

MLL estimated the imputed reserves using the formulas and criteria specified by the Working Interest Owner, as described in the following paragraphs, and estimated the future net revenues to the Trust in accordance with the definitions contained in the Securities and Exchange Commission Regulation S-X, Rule 4-10(a) as shown in the Appendix.

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

The table below shows summary projections of the estimated undiscounted future net revenues to the Trust in Jay Field, South Pass 89, Offshore Louisiana, and Fee Lands, and without consideration of the Trust Termination Clause:

	Estimated Future Net Revenues to the Trust(1)(2)
For Production	From Proved	From Proved	From Total
During the 12	Developed	Undeveloped	Proved
Months Ended	Reserves,	Reserves,	Reserves,
September 30	M$	M$	M$

2010	65.4	0.0	65.4
2011	50.7	0.0	50.7
2012	39.9	0.0	39.9
2013	31.7	0.0	31.7
2014	25.4	0.0	25.4
2015	19.2	0.0	19.2
Remainder	30.5	0.0	30.5

Total	262.8	0.0	262.8

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the Trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

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

The Bank of New York Mellon Trust Company, N. A.	May 24, 2011

Trustee, LL&E Royalty Trust	Page 3

The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties and the Fee Lands:

		Last Year of
	Estimated Future	Estimated
	Net Revenues to	Economic
	The Trust,	Life of
Property	M$(1)(2)	Reserves(3)

Jay Field	0.0	Suspended
South Pass 89	0.0	2011
Offshore Louisiana	0.0	2011
Fee Lands	262.8	2018

Total	262.8

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

3)	Projected economic life without consideration of estimated future dismantlement costs.

For the purposes of computing the future net revenues to the Trust, the Working Interest Properties have been combined geographically into three groups of leases designated as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. The Working Interest Owner has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties and has also conveyed to the Trust a three percent royalty interests in the Fee Lands. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for each Working Interest Property:

Percentage of Net Proceeds
Working Interest Property	Attributable to Overriding Royalties

Jay Field	50
South Pass 89	50
Offshore Louisiana	90

The Overriding Royalties owned by the Trust are equivalent to net profits interests of varying percentages, as shown above, of the Net Proceeds from the sale of production of oil, gas, and other hydrocarbons from the Working Interest Properties. Net Proceeds have been computed on a property-by-property basis and consist of the estimated revenues to be recorded by the Working Interest Owner from the sale of oil, gas, and other hydrocarbons from each of the Working Interest Properties less (a) all direct costs, charges, and expenses incurred by the Working Interest Owner in production, development, and other operations on the Working Interest Properties (including secondary and tertiary recovery operations), and for dismantlement and abandonment costs where applicable; (b) all applicable taxes (including severance and ad valorem) excluding income taxes; (c) all operating charges directly associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables. The current estimates of the future dismantlement costs net of salvage value to the Working Interest Owner’s working interest are approximately $15.8 million for Jay Field, $12.7 million for South Pass 89, and $22.9 million for the Offshore Louisiana properties. As of September 30, 2009, the Jay Field, South Pass 89, and the Offshore Louisiana properties’ escrow balances were approximately $4.5 million, $7.1 million, and $8.5 million,

The Bank of New York Mellon Trust Company, N. A.	May 24, 2011

Trustee, LL&E Royalty Trust	Page 4

respectively, leaving an additional $11.3 million, $5.6 million, and $14.4 million, respectively, attributable to the Working Interest Owner’s working interest to be escrowed in the future.

The above estimates exclude the Working Interest Owner’s intention to escrow funds up to 125 percent of future Special Costs. Escrowing funds up to 125 percent of the estimated future Special Costs delays the timing of the remaining net proceeds available to the Trust and reduces the value of the Trust’s discounted future net revenues.

Excess production costs will result to the Working Interest Owner’s working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property. Pursuant to the provisions of the Trust documents, the Working Interest Owner is allowed to recover such costs from future Net Proceeds. Excess production costs to the Working Interest Owner’s working interest to be recovered from future Net Proceeds as of September 30, 2009, were approximately $13.1 million for Jay Field, $0.4 million for South Pass 89, and $3.2 million for the Offshore Louisiana properties.

The estimated future net revenues have been calculated, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids represented by the twelve month average of the first-day-of-the-month price for each month within the twelve month period prior to September 30, 2009, to the estimated future production of these products over the economic life of the reserves and assuming continuation of current economic conditions.

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

The imputed estimated proved reserves attributable to the Trust were calculated for Jay Field, South Pass 89, Offshore Louisiana, and the Fee Lands by multiplying the respective net proved reserves of the Working Interest Owner by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Working Interest Owner prior to consideration of the Trust, as follows:

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

On December 22, 2008 Quantum Resources Management (Quantum) suspended production from Jay Field due to deteriorating economic conditions. As of the effective date of this report, we attributed zero remaining reserves and future net revenues to Jay Field since Quantum’s Board of Managers had not authorized a restart

The Bank of New York Mellon Trust Company, N. A.	May 24, 2011

Trustee, LL&E Royalty Trust	Page 5

proposal for the field as they were still evaluating the required plant and field facility repairs, necessary operations for regulatory compliance, implementation of facility design changes, maintenance, and upgrades, and reevaluation of the process flow to improve the operating cost structure and increase run time of field facilities. Subsequent to the effective date of this report, Quantum restarted commercial production from Jay Field in December 2009. The results of Jay Field restart were not considered in this report.

As of the effective date of this report, only the Fee Lands had estimated future net revenues to the Trust. The estimated future Special Costs, future dismantlement costs, and applicable interest charges for South Pass 89 and Offshore Louisiana exceeded the estimated future net revenues to the Trust for the Working Interest Properties.

Also subsequent to the effective date of this report, the Trust announced that it sold its interests in the Fee Lands in November 2009 for approximately $525,000. The results of this sale were also not considered in this report.

The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect MLL’s informed judgments and are subject to the inherent uncertainties associated with interpretation of geological, geophysical, and engineering information. These uncertainties include, but are not limited to, (1) the utilization of analogous or indirect data and (2) the application of professional judgments. Government policies and market conditions different from those employed in this study may cause (1) the total quantity of oil, natural gas liquids, or gas to be recovered, (2) actual production rates, (3) prices received, or (4) operating and capital costs to vary from those presented in this report. At this time, MLL is not aware of any regulations that would affect the Working Interest Owners ability to recover the estimated reserves. Minor precision inconsistencies in subtotals or totals may arise in the report due to the truncation or rounding of aggregated values.

The extent and character of ownership, reversions, test, production, and other data that were furnished by the Working Interest Owner have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Working Interest Owner were reviewed for reasonableness. No field inspections or well tests were conducted by MLL personnel in conjunction with this study. MLL did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

Miller and Lents, Ltd. is an independent oil and gas consulting firm. No director, officer, or key employee of Miller and Lents, Ltd. has any financial ownership in Quantum Resources Management, ConocoPhillips, the LL&E Royalty Trust, or any affiliate. MLL’s compensation for the required investigations and preparation of this report is not contingent on the results obtained and reported, and we have not performed other work that would affect our objectivity. Preparation of this report was supervised by an officer of the firm who is a professionally qualified and licensed Professional Engineer in the State of Texas with more than 25 years of relevant experience in the estimation, assessment, and evaluation of oil and gas reserves.

Any distribution or publication of this letter or any part thereof must include this letter in its entirety.

Very truly yours,

MILLER AND LENTS, LTD.
Texas Registered Engineering Firm No. F-1442

By	/s/ Robert J. Oberst
Robert J. Oberst
Senior Vice President, P.E.

RJO/eb