Form 10-Q
period 2010-03-31
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Special Note

LL&E Royalty Trust is concurrently filing its quarterly reports on Form 10-Q for the first, second and third quarters of 2009 and 2010 and its annual reports on Form 10-K for the years ended December 31, 2009 and December 31. 2010 (collectively, the “Delayed Filings”). These reports were delayed due to the previously reported difficulties the Trust encountered with the calculation of the Jay Field royalties furnished to the Trust by Quantum Resources Management LLC (“Quantum”), which is the operator of the Jay Field and the owner of the working interest owner from which the Trust’s royalty interest was created. You should review all of the Delayed Filings concurrently, and should not rely on any of the Delayed Filings without having reviewed the most recent filings made by the Trust.

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

Additional information regarding the status of the Beckett lawsuit, the status of the sale of the Trust’s assets, the computation of the Jay Field Royalties and other matters is included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. The cash earnings and distributions for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Please see the Annual Report on Form 10-K for the year ended December 31, 2010.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Royalty revenues	$9,199	$522,898
Trust administrative expenses	(413,903)	(407,340)

Cash earnings	(404,704)	115,558
Changes in undistributed cash	404,704	(115,558)

Cash distributions	$—	$—

Cash distributions per Unit	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash	$40,037	$3,741
Net overriding royalty interests in productive oil and gas properties	76,282,000	76,282,000
Less accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$40,037	$3,741

LIABILITIES AND TRUST CORPUS
Advances payable	$441,000	$—
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	(400,963)	3,741

Contingencies (note 7)
Total liabilities and Trust Corpus	$40,037	$3,741

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Trust Corpus, beginning of period (note 4)	$3,741	$62
Cash earnings	(404,704)	115,558
Cash distributions	—	—
Amortization of royalty interest (note 4)	—	—

Trust Corpus, end of period	$(400,963)	$115,620

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, the Trust had $40,037 in cash reserved for Trust expenses and unpaid invoices totaling approximately $417,015. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first quarter of 2010, the Trust did not receive any royalty revenue associated with the Jay Field, South Pass 89, and Offshore Louisiana properties. The Trust received $9,199 of royalty revenue from the Fee Land property in the first quarter of 2010. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. For the first quarter of 2009, the Trust did not receive any royalty revenue associated with Jay Field and Offshore Louisiana properties. The Trust received $495,789 of royalty revenue from the South Pass 89 property and $27,109 of royalty income from the Fee Land property.

For the first quarter of 2010, the Working Interest Owners did not receive any insurance recovery proceeds. During the first quarter of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $495,789 to the Trust for South Pass 89, during the first quarter of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana or Jay Field during the first quarter of 2009. The Working Interest Owner did not receive any insurance recovery proceeds for Fee Land property. The Trust received net royalty income of $27,109 for Fee Land property during the first quarter of 2009.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of March 31, 2010, the Trust had $40,037 in cash reserved for expenses and was holding unpaid invoices for administrative services totaling approximately $417,015. As of December 31, 2009, the Trust had $3,741 in cash and was holding unpaid invoices for administrative services totaling approximately $393,577. See “Management’s Discussion and Analysis”.

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

For the first quarter of 2010, the Trust did not receive any royalty revenue associated with the Jay Field, South Pass 89, and Offshore Louisiana properties. The Trust only received $9,199 of royalty revenue from the Fee

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Land property in the first quarter of 2010. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. For the first quarter of 2009, the Trust did not receive any royalty revenue associated with Jay Field and Offshore Louisiana properties. The Trust received $495,789 of royalty revenue from the South Pass 89 property and $27,109 of royalty income from the Fee Land property.

During the entire year for 2010 the Trust did not receive any royalty revenue except for $10,064 from the Fee Lands (which were sold in November 2009) and for $223,910 received in 2010 as an adjustment resulting from a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of the net proceeds properly payable to the Trust with respect to the Jay Field Property. The adjustment related to the Working Interest Owner’s calculation of the net proceeds from the acquisition of the Jay Field working interest by Quantum Resources Management, LLC in 2007 through August 2008. The portion of the adjustment related to 2007, even if received in 2007, would not have affected the termination of the Trust in accordance with the terms of the Trust Agreement.

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

Unit holders should review the reserve reports as of September 30, 2009 and 2010 filed as exhibits to this Form 10-Q but should note, as previously disclosed in the Trust’s filings, that the reserve reports are not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets.

As previously disclosed, the administrative expenses of the Trust are approximately $1,000,000 annually, but have increased as a result of the Beckett lawsuit. As described above, the Trust’s unpaid invoices at August 19, 2011

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As previously disclosed, and as permitted by the conveyances creating the Trust’s interest in the Jay Field net profits interest, Quantum has informed the Trust’s independent petroleum engineers that Quantum has determined to escrow (or otherwise deduct from any payments otherwise due to the Trust) 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created. At March 31, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $15.8 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). At December 31, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $16.1 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month April 2011 and Trust accounting month July 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $26,500,000 and that the amount withheld in escrow is $8,900,000.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2010 has reserved $40,037 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed well work and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform has not been abandoned yet due to a 3rd party production pipeline located on the platform that requires abandonment prior to removal. It is estimated that the platform removal and abandonment will cost an additional $4,000,000 ($800,000 net to the Trust).

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

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita in 2005. The operator, Mariner, abandoned the wells in 2008 for a cost of $13,343,824 ($3,335,956 net to the Trust). It is estimated an additional $4,400,000 ($1,100,000 net to the trust) will be required for final platform abandonment, debris removal and site clearance. Reefing the platform in place is being evaluated.

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

The abandonment and repair costs estimated by the Working Interest Owner have had and are expected to have a material adverse effect on royalties payable from the South Pass 89 and Offshore Louisiana properties to the Trust, and from the Trust to Unit holders. As previously disclosed, the Working Interest Owner began escrowing funds

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

otherwise distributable to the Trust from the South Pass 89 property and Offshore Louisiana properties, beginning with the April 2006 monthly distribution. Consequently, distributions from the Trust to the Unit holders have been eliminated for a period of time. The Trustee does not expect to make any further distribution prior to a final liquidating distribution after the sale of the Trust’s interests. As described herein, the Working Interest Owners are not required to fund actual escrow accounts, and neither has done so.

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

(c) The carrying value of the Trust’s royalty interests as of March 31, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

As of March 31, 2010, the Trust had $40,037 in cash reserved for Trust expenses and had unpaid invoices of approximately $417,015. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. See Note 1. The Trust Agreement prohibits the Trustee from making any distributions to unit holders until all advances and any loans are repaid in full. See the Trust’s Annual Reports on Form 10-K for the year ended December 31, 2009 and 2010.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first quarter of 2010 the Working Interest Owner withheld $1,321,444 and $764,464 in escrow from the Offshore Louisiana and South Pass 89 Properties, respectively. The Working Interest Owner expended $704,835 and $339,912 during the first quarter of 2010 for the Offshore Louisiana and South Pass 89 properties, respectively.

The cumulative escrow balance as of March 31, 2010 was $4,543,402 for the Jay Field property, and $9,361,475 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of March 31, 2010 for the Offshore Louisiana property was $9,474,225, 90% of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

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

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of March 31, 2010.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

(c) The carrying value of the Trust’s royalty interests at March 31, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

As of March 31, 2010, the Trust had $40,037 in cash and was holding unpaid invoices for administrative services totaling approximately $417,000.

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

For the first quarter of 2010, the Trust did not receive any royalty revenue associated with the Jay Field, South Pass 89, and Offshore Louisiana properties. The Trust only received $9,199 of royalty income from the Fee Land property in the first quarter of 2010. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2010 were approximately $14,938,000, $678,000 and $3,064,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust. For the first quarter of 2009, the Trust did not receive any royalty revenue associated with the Jay Field and Offshore Louisiana properties. The Trust received $495,789 of royalty revenue from the South Pass 89 property and $27,109 of royalty income from the Fee Land property.

For the first quarter of 2010, the Working Interest Owner did not receive any insurance recovery proceeds. During the first quarter of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $495,789 to the Trust for South Pass 89 during the first quarter of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no insurance recovery proceeds for Offshore Louisiana or Fee Land Property during the first quarter of 2009.

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2010 were approximately $14,938,000 , $678,000 and $3,064,000, respectively. The excess production costs as of December 31, 2009 were approximately $12,889,000, $373,000 and $3,226,000, respectively. The excess production costs as of December 31, 2010 were approximately $13,588,000, $868,000, and $2,171,000 respectively. The excess production costs relating to each property must be recovered by the Working Interest Owners before any the Working Interest Owners are required to pay any royalty revenues to the Trust with respect to the particular property.

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

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of March 31, 2010 has reserved $40,037 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Louisiana Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed well work and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform has not been abandoned yet due to a 3rd party production pipeline located on the platform that requires abandonment prior to removal. It is estimated that the platform removal and abandonment will cost an additional $4,000,000 ($800,000 net to the Trust).

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

South Marsh Island 76

The South Marsh Island 76 platform was heavily damaged during Hurricane Rita in 2005. The operator, Mariner, abandoned the wells in 2008 for a cost of $13,343,824 ($3,335,956 net to the Trust). It is estimated an additional $4,400,000 ($1,100,000 net to the trust) will be required for final platform abandonment, debris removal and site clearance. Reefing the platform in place is being evaluated.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2010 was $9,474,225. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2010 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2010 was $9,361,475 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

Results of Operations

	Three Months Ended March 31,
	2010	2009

Royalty revenues	$9,199	$522,898
Trust administrative expenses	(413,903)	(407,340)

Cash earnings	$(404,704)	$115,558
Changes in undistributed cash	404,704	(115,558)

Cash distributions	$—	$—

Cash distributions per unit	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2010 and 2009 (the 2010 and 2009 “First Quarters”, respectively) are attributable to the Working Interest Owner’s operations during the periods October through December of 2009 (the “Current Operating Period”) and October through December of 2008 (the “Prior Year’s Operating Period”), respectively.

There were no distributions to the Unit holders for the three months ended March 31, 2010 or for the three months ended March 31, 2009. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $40,037 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the three months ended March 31, 2010 and 2009, the Trust received cash of $9,199 and $522,898, respectively, from the Working Interest Owners with respect to the Royalties and other proceeds from the Properties.

The monthly per Unit distributions during the 2010 and 2009 First Quarters were as follows:

	2010	2009

January	$0.0000	$0.0000
February	0.0000	0.0000
March	0.0000	0.0000

	$0.0000	$0.0000

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2010 and 2009:

First Quarter 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$764,464	$621,398	$1,385,862
Oil	315,417	—	—	315,417
Sulfer	(1,196)	—	—	(1,196)
Natural gas	—	—	700,046	700,046

	$314,221	764,464	$1,321,444	$2,400,129
Amounts withheld in escrow(3)	—	(764,464)	(1,321,444)	(2,085,908)
Production costs and expenses(1)	(1,629,656)	(288,381)	161,888	(1,756,149)
Capital expenditures	(732,777)	(16,180)	—	(748,957)

Net Proceeds	$(2,048,212)	$(304,561)	$161,888	$(2,190,885)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				9,199

Royalties paid to the Trust				$9,199

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2010 First Quarter was $131,758. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned are shown as a reduction of production costs and expenses. For the three months ended March 31, 2010, South Pass 89 property processing fees totaled $161,593.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty income in the Net Proceeds.

(3)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

First Quarter 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$5,200,147	$325,849	$229,405	$5,755,401
Natural gas	—	(17,159)	202,341	185,182
Other(3)	—	—	1,275,000	1,275,000

	$5,200,147	308,690	$1,706,746	$7,215,583
Amounts withheld in escrow(5)	—	—	(1,706,746)	(1,706,746)
Production costs and expenses(1)	(4,675,465)	(187,924)	(351,261)	(5,214,650)
Insurance recovery proceeds(4)	—	927,814	9,113,272	10,041,086
Capital expenditures	(3,255,176)	(503)	(644,056)	(3,899,735)

Net Proceeds	$(2,730,494)	$1,048,077	$8,117,955	$6,435,538

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other proceeds paid to the Trust	$—	$495,789	$—	495,789

Fee Lands Royalties				27,109

Royalties paid to the Trust				$522,898

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2009 First Quarter was $157,795. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned are also shown as a reduction of production costs and expenses. For the three months ended March 31, 2009, South Pass 89 property processing fees totaled $42,802.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty income in the Net Proceeds.

(3)	During January of 2009, the Working Interest Owner received $1,275,000 of insurance proceeds related to lost production due to Hurricane Rita.

(4)	During January of 2009, the Working Interest Owner received $10,041,086 of insurance proceeds related to operating costs incurred due to Hurricane Katrina and Hurricane Rita.

(5)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

The following unaudited schedule summarizes the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2010 and 2009

	First Quarter
	2010	2009

Net Proceeds:
Revenues	$2,400,128	$5,940,583
Insurance recovery other revenue	—	1,275,000
Amounts withheld in escrow	(2,085,908)	(1,706,746)
Production costs and expenses	(1,756,148)	(5,214,650)
Insurance recovery proceeds	—	10,041,086
Capital expenditures	(748,957)	(3,899,735)

Net Proceeds	$(2,190,855)	$6,435,538

Royalties paid to the Trust:
Overriding Royalties	$—	$—
Fee Lands Royalties	9,199	27,109
Other Proceeds	—	495,789

Royalties paid to the Trust	$9,199	$522,898

Revenues of the Working Interest Owners with respect to the Productive Properties in the Current Operating Period decreased 60% from the Prior Year’s Operating Period. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the Current Operating Period attributable to the Productive Properties were $73.59 per barrel, $38.80 per barrel and $5.53 per thousand cubic feet (“mcf”), respectively. In the comparable 2009 period, average crude oil, natural gas liquids and natural gas prices were $56.98 per barrel, $26.28 per barrel, and $3.03 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the first quarter 2010 and 11,116 imputed liquids production for the first quarter of 2009. There was no imputed natural gas production for the first quarter of 2010 and 2009.

In the first quarter of 2010 and 2009, the Working Interest Owners reserved $2,085,908 and $1,706,746, respectively, in escrow as a result of uncertainties related to oil and gas properties.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties in the Current Operating Period decreased 66% primarily due to the working interest owner temporarily suspending production during Q1 2010 at the Jay Field property compared to normal production of commodities during Q1 2009.

Insurance recovery proceeds decreased 100% due to the receipt of $927,814 and $9,113,272 for South Pass 89 and Offshore Louisiana, respectively during the first quarter of 2009. There were no insurance recovery proceeds during the first quarter of 2010.

Capital expenditures decreased 81% in the Current Operating Period compared to the same period in 2009 primarily due to an increase in developmental drilling and the movement of nitrogen injection expenses to production costs and expenses during the first quarter of 2009.

As noted previously, on November 11, 2009, the Trust sold its interest in the south Louisiana acreage described in the Trust’s public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of fees of $24,828 paid to the auction company that conducted the sale, of approximately $500,000.

The Trustee has been informed that The Louisiana Land and Exploration Company or a subsidiary has been named as one of many defendants in certain lawsuits alleging the underpayment of royalties on the production of natural gas and natural gas liquids through the use of below-market prices, improper deductions, improper measurement techniques and transactions with affiliated companies. Plaintiffs in some of the lawsuits allege that the underpayment of royalties, among other things, resulted in false forms being filed by the Working Interest Owners with the Minerals Management Service, thereby violating the civil False Claims Act.

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

The Trust is now required by the terms of the Trust Agreement to sell its assets and to liquidate. As previously disclosed, the Trustee engaged Financial Advisor to market the Trust’s assets in anticipation of a sale in accordance with the terms of the Trust Agreement. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint sought a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also made a number of other allegations and sought removal of the Trustee and other relief.

As a result of Mr. Beckett’s lawsuit, the bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. Additional information regarding the status of the Beckett lawsuit and the status of the sale of the Trust’s assets is included in this report.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

March 31,
2010

ASSETS
Cash	$40,037
Net overriding royalty interests in oil and gas properties	—

Net assets in process of liquidation	$40,037

The net overriding royalty interest in oil and gas properties at March 31, 2010 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of March 31, 2010.

As noted previously, on November 11, 2009, the Trust sold its interest in the south Louisiana acreage described in the Trust’s public filings as the “Fee Lands”. The sale resulted in cash proceeds to the Trust, net of fees of $24,828 paid to the auction company that conducted the sale, of approximately $500,000. Additionally, the estimated fair value does not include any amounts related to the Jay Field, South Pass 89, or Offshore Louisiana properties. The estimated share for these properties is not economical per the oil and gas reserve report as of September 30, 2009, dated May 24, 2011.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see the reserve reports as of September 30, 2009, dated May 24, 2011 and September 30, 2010, dated June 8, 2011, filed as exhibits to this Form 10-Q.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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