Form 10-Q
period 2010-06-30
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      ✓                              No

At June 30, 2010, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

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

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (the “Trust”) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. The cash earnings and distributions for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Please see the Annual Report on Form 10-K for the year ended December 31, 2010.

LL&E ROYALTY TRUST
Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Royalty revenues	$224,725	$46,585	$233,924	$569,483
Trust administrative expenses	(25,313)	(160,102)	(439,216)	(567,442)

Cash earnings (loss)	199,412	(113,517)	(205,292)	2,041
Changes in undistributed cash	(199,412)	113,517	205,292	(2,041)

Cash distributions	$—	$—	$—	$—

Cash distributions per Unit	$—	$—	$—	$—

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus

	June 30,	December 31,
	2010	2009

ASSETS
Cash	$239,449	$3,741
Net overriding royalty interests in productive oil and gas properties	76,282,000	76,282,000
Less: accumulated amortization (note 2)	(76,282,000)	(76,282,000)

Total assets	$239,449	$3,741

LIABILITIES AND TRUST CORPUS
Advances payable	$441,000	$—
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	(201,551)	3,741

Contingencies (note 7)
Total liabilities and trust corpus	$239,449	$3,741

Statements of Changes in Trust Corpus
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Trust Corpus, beginning of period (note 4)	$3,741	$62
Cash earnings	(205,292)	2,041
Cash distributions	—	—
Amortization of royalty interest (note 4)	—	—

Trust Corpus, end of period	$(201,551)	$2,103

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The Trustee has retained Stifel, Nicolaus & Company, Incorporated (“Stifel Nicolaus”), a nationally recognized investment banking firm, to market the Trust’s assets. However, as announced by the Trustee on October 22, 2008, the Trustee has determined that, in light of market conditions at that time, it is in the best interests of the Trust unit holders to postpone the sale of the Trust’s assets for an indefinite period of time. The Trustee recommenced the marketing efforts in 2010. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint sought a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also made a number of other allegations and sought removal of the Trustee and other relief.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of June 30, 2010, the Trust had $239,449 in cash reserved for Trust expenses and unpaid invoices for administrative services totaling approximately $613,736. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first six months of 2010, the Trust did not receive any royalty revenue associated with the South Pass or Offshore Louisiana properties. During the first six months of 2010, the Trust received a royalty income of $10,014 with respect to the Fee Land property. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the second quarter 2010, the Trust received a single payment of approximately $223,910 with respect to the Jay Field property as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

For the first six months of 2010, the Trust did not receive any insurance recovery proceeds. For the first six months of 2009, the Trust received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $526,448 to the Trust for South Pass 89 for the first six months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana or Jay Field during the first six months of 2009. For the Fee Land property, the Trust received no insurance recovery proceeds but received a royalty revenue of $43,045 for the first six months of 2009.

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

As a result of Mr. Beckett’s lawsuit, certain bidders who had submitted preliminary indications of interest to the Financial Advisor indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed, the Trustee suspended the sale process pending resolution of the lawsuit. On March 4, 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee has filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas. However, on July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust holds a meeting of the Unit holders for the purpose of voting on a proposal to remove the Trustee and to appoint a successor trustee of the Trust, provided that notice of the meeting is mailed by August 1, 2011 and the meeting occurs by September 1, 2011. Notice of the meeting was mailed prior to August 1 and the meeting was convened on August 12, 2011. Because the proposed successor trustee withdrew its consent to serve shortly prior to the meeting, the meeting has been adjourned until August 24, 2011. If the suit is not dismissed, the pending suit could adversely affect the price the Trust might receive in any sale that may be possible.

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

As of June 30, 2010, the Trust had $239,449 in cash reserved for Trust expenses and unpaid invoices for administrative services totaling $613,736.

As of December 31, 2009, the Trust had $3,741 in cash and was holding unpaid invoices for administrative services totaling $393,577. See “Management’s Discussion and Analysis”.

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

For the first six months of 2010, the Trust did not receive any royalty revenue associated with the South Pass or Offshore Louisiana properties. During the first six months of 2010, the Trust received a royalty income of $10,014

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

with respect to the Fee Land property. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the second quarter 2010, the Trust received a single payment of approximately $223,910 with respect to the Jay Field property as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

During the entire year for 2010, the Trust did not receive any royalty revenue except for $10,014 from the Fee Lands (which were sold in November 2009) and for $223,910 received in 2010 as an adjustment resulting from a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of the net proceeds properly payable to the Trust with respect to the Jay Field Property. The adjustment related to the Working Interest Owner’s calculation of the net proceeds from the acquisition of the Jay Field working interest by Quantum Resources Management, LLC in 2007 through August 2008. The portion of the adjustment related to 2007, even if received in 2007, would not have affected the termination of the Trust in accordance with the terms of the Trust Agreement.

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

As previously described in the Trust’s filings, in addition to the Working Interest Owners’ rights to recover Excess Production Costs prior to making payments to the Trust, the Working Interest Owners have the right under the Conveyances to escrow or withhold amounts for certain anticipated future expenses, and the Working Interest Owners have done so and expect to continue doing so in the future. The Working Interest Owners are not required to fund actual escrow accounts and neither has done so. However, they must calculate the royalties as though they had done so.

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

As previously disclosed, and as permitted by the conveyances creating the Trust’s interest in the Jay Field net profits interest, Quantum has informed the Trust’s independent petroleum engineers that Quantum has determined to escrow (or otherwise deduct from any payments otherwise due to the Trust) 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created. At June 30, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $15.8 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). At December 31, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $16.1 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month April 2011 and Trust accounting month July 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $26,500,000 and that the amount withheld in escrow is $8,900,000.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2010 has reserved $239,449 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Offshore Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed well work and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform removal was anticipated for 2010, due to a 3rd party production pipeline located on the platform that requires abandonment prior to removal. It is estimated that the platform removal and abandonment will cost an additional $4,000,000 ($800,000 net to the Trust).

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007. As described above under “Recent Developments”, Quantum suspended production from the Jay Field on December 22, 2008. Production resumed in December 2009

Other

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

During the first six months of 2010, the Working Interest Owner received no insurance recovery proceeds for Offshore Louisiana, Jay Field or South Pass 89. For the first six months of 2009, the working interest owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $526,448 to the Trust for South Pass 89 for the first six months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no insurance proceeds for the Fee Land Property, Offshore Louisiana or Jay Field during the first six months of 2009.

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

(c) The carrying value of the Trust’s royalty interests as of June 30, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The financial information furnished herein should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2010. The information furnished reflects all adjustments which are, in the opinion of the Trustee, necessary for a fair presentation of the results for the interim periods presented.

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

As of June 30, 2010, The Trust had $239,449 in cash reserved for Trust expenses and had unpaid expenses of approximately $613,736. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. See Note 1. The Trust Agreement prohibits the Trustee from making any distributions to unit holders until all advances and any loans are repaid in full. See the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

(4)	Net Overriding Royalty Interests and Fee Lands Royalties

The instruments conveying the Overriding Royalties generally provide that the Working Interest Owners or any successor Working Interest Owners will calculate and pay to the Trust each month an amount equal to various percentages of the Net Proceeds (as defined) from the Productive Properties. For purposes of computing Net Proceeds, the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property.” Generally, Net Proceeds are computed on a Property-by-Property basis and consist of the aggregate proceeds to the Working Interest Owners or any successor working interest owners from the sale of oil, gas and other hydrocarbons (but not sulfur) from each of the Productive Properties less: (a) all direct

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

costs, charges, and expenses incurred by the Working Interest Owners in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance and ad valorem taxes, but excluding income taxes except as described in note 5 below; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs if costs and expenses for any Productive Property have exceeded proceeds of production from such Productive Property in a preceding month; and (e) charges for certain overhead expenses.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Katrina and Rita. During the first six months of 2010, the Working Interest Owner withheld $2,139,408 and $1,316,484 in escrow from the Offshore Louisiana and South Pass 89 Properties, respectively. The Working Interest Owner expended $856,535 and $1,004,183 from the escrow funds for dismantlement costs incurred during the first six months of 2010 for the Offshore Louisiana and South Pass 89 properties, respectively.

The cumulative escrow balance as of June 30, 2010 was $4,543,402 for the Jay Field property and $9,249,224 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of June 30, 2010 for the Offshore Louisiana property was $10,140,589, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of June 30, 2010.

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

(c) The carrying value of the Trust’s royalty interests at June 30, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, except to the extent that the Trustee is removed or is prevented from doing so by a court order, the Trustee will auction the Trust’s assets.

In connection with the auction, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to any such auction. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of June 30, 2010, the Trust had $239,449 in cash reserved for Trust expenses and unpaid invoices for administrative services totaling approximately $614,000.

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

During 2010 the Trust did not receive any royalty revenue except for $10,014 from the Fee Lands (which were sold in November 2009) and for $223,910 received in 2010 as an adjustment resulting from a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of the net proceeds properly payable to the Trust with respect to the Jay Field Property. The adjustment related to the Working Interest Owner’s calculation of the net proceeds from the acquisition of the Jay Field working interest by Quantum Resources Management, LLC in 2007 through August 2008. The portion of the adjustment related to 2007, even if received in 2007, would not have affected the termination of the Trust in accordance with the terms of the Trust Agreement.

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

For the first six months of 2010, the Trust did not receive any royalty revenue associated with the South Pass and Offshore Louisiana properties. During the first six months of 2010, the Trust received a royalty income of $10,014 with respect to the Fee Land property. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2010 were approximately $14,127,000, $417,000 and $2,473,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. In the second quarter 2010, the Trust received a single payment of approximately $223,910 with respect to the Jay Field property as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances. For the first six months of 2009, the Trust did not receive any royalty revenue associated with the Jay Field and Offshore Louisiana properties. The Trust received $526,448 of royalty revenue from the South Pass 89 property and $43,035 of royalty income from the Fee Land property.

During the first six months of 2010, the Working Interest Owner did not receive any insurance recovery proceeds. For the first six months of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $526,448 to the Trust for South Pass 89 for the first six months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana Fee Land property or Jay Field during the first six months of 2009.

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of June 30, 2010 were approximately $14,127,000, $417,000 and $2,473,000, respectively. The excess production costs as of December 31, 2009 were approximately $12,889,000, $373,000 and $3,226,000, respectively. The excess production costs as of December 31, 2010 were approximately $13,588,000, $868,000, and $2,171,000 respectively. The excess production costs relating to each property must be recovered by the Working Interest Owners before any the Working Interest Owners are required to pay any royalty revenues to the Trust with respect to the particular property.

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

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of June 30, 2010 has reserved $239,449 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

Offshore Louisiana Properties:

East Cameron 336

The Working Interest Owner had previously elected not to participate in proposed wellwork and remained responsible only for field abandonment costs. The lease expired in 2007 and the operator, Apache, informed the Working Interest Owner that it had abandoned the wells in the first half of 2008. The platform has not been abandoned yet due to a 3rd part production pipeline located on the platform that requires abandonment prior to removal. It is estimated that the platform removal and abandonment will cost an addition $4,000,000 ($800,000 net to the Trust).

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of June 30, 2010 was $10,140,589. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of June 30, 2010 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of June 30, 2010 was $9,249,224 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

Results of Operations

	Second Quarter		First Half
	2010	2009	2010	2009

Royalty revenues	$224,725	$46,585	$233,924	$569,483
Trust administrative expenses	(25,313)	(160,102)	(439,216)	(567,442)

Cash earnings	$199,412	$(113,517)	$(205,292)	$2,041
Change in undistributed cash	(199,412)	113,517	205,292	(2,041)

Cash distributions	$—	$—	$—	$—

Cash distributions per unit	$—	$—	$—	$—

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and six-month periods ended June 30, 2010 and 2009 (the 2010 and 2009 “Second Quarters” and “First Half”, respectively) are attributable to the Working Interest Owner’s operations during the periods January through March (the “Three-Month Operating Periods”) of 2010 and 2009, respectively, and the periods October 2009 through March 2010 and October 2008 through March 2009 (the 2010 and 2009 “Six-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2010 Second Quarter or the 2009 Second Quarter. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest as of June 30, 2010, the Trustee had reserved $239,449 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

During the Second Quarter 2010 and 2009, the Trust received cash of $224,725 and $46,585, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2010 and 2009 Second Quarters were as follow:

	2010	2009

April	$0.0000	$0.0000
May	0.0000	0.0000
June	0.0000	0.0000

	$0.0000	$0.0000

There were no Distributions to the Unit holders for the First Half of 2010 or the First Half of 2009. During the First Half of 2010 and 2009, the Trust received cash of $233,924 and $569,483, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2010:

Second Quarter 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$562,036	$574,196	$1,136,232
Oil	3,872,280	—	—	3,872,280
Sulfur	65,144	—	—	65,144
Natural gas	—	(10,016)	243,868	233,852

	3,937,424	552,020	818,064	5,307,508
Amounts withheld in escrow(3)	—	(552,020)	(818,064)	(1,370,084)
Production costs and expenses(1)	(2,772,783)	260,856	591,897	(1,920,030)
Capital expenditures	(353,769)	—	—	(353,769)

Net Proceeds	$810,872	$260,856	$591,897	$1,663,625

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust				223,910
Fee Lands Royalties				815

Royalties paid to the Trust				$224,725

First Half 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$1,326,500	$1,195,594	$2,522,094
Oil	4,187,697	—	—	4,187,697
Sulfur	63,949	—	—	63,949
Natural gas	—	(10,016)	943,914	933,898

	4,251,646	1,316,484	2,139,508	7,707,638
Amounts withheld in escrow	—	(1,316,484)	(2,139,508)	(3,455,992)
Production costs and expenses(1)	(4,402,439)	(27,525)	753,785	(3,676,179)
Capital expenditures	(1,086,547)	(16,180)	—	(1,102,727)

Net Proceeds	$(1,237,340)	$(43,705)	$753,785	$(527,260)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust(3)				223,910
Fee Lands Royalties				10,014

Royalties paid to the Trust				$233,924

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2010 Second Quarter and 2010 First Half was $264,101 and $395,859, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2010 Second Quarter production costs and expenses include processing fee income of $23,006. For the 2010 First Half, South Pass 89 processing fees earned were $184,599.

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

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2009:

Second Quarter 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$357,107	$295,487	$652,594
Natural gas	—	584	222,559	223,143
Oil	—	—	—	—

	—	357,691	518,046	875,737
Amounts withheld in escrow	—	—	(518,046)	(518,046)
Production costs and expenses(1)	(2,623,125)	(323,982)	8,759	(2,938,348)
Capital expenditures	(1,206,991)	(5,417)	397,216	(815,192)

Net Proceeds	$(3,830,116)	$28,292	$405,975	$(3,395,849)

Overriding Royalties paid to the Trust(2)	$—	$30,659	$—	$30,659

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				15,926

Royalties paid to the Trust				$46,585

First Half 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$682,956	$524,892	$1,207,848
Natural gas	—	(16,575)	424,900	408,325
Oil	5,200,147	—	—	5,200,147
Other(3)	—	—	1,275,000	1,275,000

	5,200,147	666,381	2,224,792	8,091,320
Amounts withheld in escrow(5)	—	—	(2,224,792)	(2,224,792)
Production costs and expenses(1)	(7,298,590)	(511,906)	(342,502)	(8,152,998)
Insurance recovery proceeds(4)	—	927,814	9,113,272	10,041,086
Capital expenditures	(4,462,167)	(5,920)	(246,840)	(4,714,927)

Net Proceeds	$(6,560,610)	$1,076,369	$8,523,930	$3,039,689

Overriding Royalties paid to the Trust(2)	$—	$526,448	$—	$526,448

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				43,035

Royalties paid to the Trust				$569,483

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2009 Second Quarter and 2009 First Half was $134,911 and $292,706, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned as also shown as a reduction of production costs and expenses. For the three months ended and six months ended June 30, 2009, South Pass 89 processing fees totaled $0 and $42,802, respectively.

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

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Second Quarter and First Half of 2010 and 2009:

	Second Quarter		First Half
	2010	2009	2010	2009

Net Proceeds:
Revenues	$5,307,509	$875,737	$7,643,690	$8,091,320
Amounts withheld in escrow	(1,370,084)	(518,046)	(3,455,992)	(2,224,792)
Production costs and expenses	(1,920,030)	(2,938,348)	(3,676,179)	(8,152,998)
Insurance recovery proceeds	—	—	—	10,041,086
Capital expenditures	(353,769)	(815,192)	(1,102,727)	(4,714,927)

Net Proceeds	$1,663,625	$(3,395,849)	$(527,260)	$3,039,689

Royalties paid to the Trust:
Other proceeds paid to the Trust	$223,910	$—	$223,910	$—
Overriding Royalties	—	30,659	—	526,448
Fee Lands Royalties	815	15,926	10,014	43,035

Royalties paid to the Trust	$224,725	$46,585	$233,924	$569,483

With respect to the Productive Properties in the current operating period, revenues of the Working Interest Owner increased greater than 100% in the 2010 Three-Month Operating Period versus the comparable period in 2009 primarily due to proceeds received by the Trustee from Jay Filed property as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances. The revenues paid to the Trust decreased approximately 59% in the 2010 Six-Month Operating Period versus the comparable period in 2009 primarily due to the temporary production shut down at the Jay Field property during the first half of 2009. However, during for South Pass 89 and Offshore Louisiana resulted saw increased commodity prices and increased production. In the 2010 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $75.04 per barrel, $43.74 per barrel and $6.11 per Mcf, respectively. In the comparable 2009 Six-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $54.58 per barrel, $6.19 per barrel and $3.96 per Mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the 2010 Six-Month Operating Period. There were 11,880 barrels of imputed liquids production for the 2009 Six-Month Operating Period. There was no imputed natural gas production for the 2010 Six-Month Operating Period. There were 3 mcf of imputed natural gas production for the 2009 Six-Month Operating Period.

In the first six months of 2010 and 2009, the Working Interest Owners reserved $3,455,992 and $2,224,792, respectively, in escrow as a result of uncertainties related to oil and gas properties.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties decreased approximately 35% in the 2010 Three-Month Operating Period and decreased 55% in the 2010 Six-Month Operating Period versus the comparable periods in 2009. The decrease in the Three-Month and Six-Month Operating Period is primarily due to re-starting production at Jay Field property effective March 2010. Starting April 2009 to February 2010, the working interest owner had temporarily suspended production at the Jay Field property.

Insurance recovery proceeds decreased 100% due to the receipt of $927,814 and $9,113,272 for South Pass 89 and Offshore Louisiana, respectively, during the six months ended June 30, 2009. The South Pass 89 and Offshore Louisiana properties received zero insurance recovery proceeds during the first six months of 2010.

Capital expenditures decreased 57% in the 2010 Three-Month Operating Period and decreased 77% for the 2010 Six-Month Operating Period versus the comparable periods in 2009. The decrease in the Three-Month and Six-Month Operating Period is primarily due to the temporary shutdown of production in the Jay Field property during 2009. The capital expenditures incurred during 2010 by Jay Field property was for capital work including replacement, repair, facility upgrades, and capital well work associated with regulatory non-certified wells.

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

For more recent information regarding all these matters, please see the Trust’s Annual Report on Form 10-K for the years ended December 31, 2009 and 2010.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value, based solely on the assessment described below:

June 30,
2010

ASSETS
Cash as of June 30, 2010	$239,449
Net overriding royalty interests in oil and gas properties	0

Net assets in process of liquidation	$239,449

The net overriding royalty interest in oil and gas properties at June 30, 2010 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of June 20, 2010.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see the reserve reports as of September 30, 2009, dated May 24, 2011 and September 30, 2010 dated June 8, 2011, filed as exhibits to this Form 10-Q.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

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