Form 10-Q
period 2010-09-30
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (the “Trust”) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 as well as the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. The cash earnings and distributions for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year 2010. Please see the Annual Report on Form 10-K for the year ended December 31, 2010.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Royalty revenues	$50	$225,534	$233,974	$795,026
Trust administrative expenses	(236,276)	(226,574)	(675,492)	(794,025)

Cash earnings (deficit)	(236,226)	(1,040)	(441,518)	1,001
Changes in undistributed cash	236,226	1,040	441,518	(1,001)

Cash distributions	$—	$—	$—	$—

Cash distributions per Unit	$—	$—	$—	$—

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Cash	$3,223	$3,741
Net overriding royalty interests in productive oil and gas properties	76,282,000	76,282,000
Less: accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$3,223	$3,741

LIABILITIES AND TRUST CORPUS
Advances payable	$441,000	$—
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	(437,777)	3,741

Contingencies (note 7)
Total liabilities and trust corpus	$3,223	$3,741

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Trust Corpus, beginning of period (note 2)	$3,741	$62
Cash earnings (deficit)	(441,518)	1,001
Cash distributions	—	—
Amortization of royalty interest (note 2)	—	—

Trust Corpus, end of period	$(437,777)	$1,063

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

Net revenues to the Trust for the years ended December 31, 2007 and 2006 calculated as described above, were approximately $1,600,000 and $2,100,000, respectively. Consequently, the Trust is required to terminate and is required to sell the assets of the Trust for cash by means of a public auction. After paying or making provision for all actual and contingent liabilities of the Trust, including fees of the Trustee, the Trustee will distribute any remaining cash as promptly as practicable. Despite the termination of the Trust; the Trustee is continuing to act as Trustee for purposes of liquidating and winding up the affairs of the Trust. The Trustee does not expect to make any further monthly distributions to Unit holders in the interim period prior to any distribution resulting from the sale of the Trust’s assets. See “Management’s Discussion and Analysis.”

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

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless removed or prevented from doing so by the Beckett lawsuit or otherwise, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to an such auction in accordance with the Trust Agreement. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of September 30, 2010, the Trust had $3,223 in cash reserved for Trust expenses and unpaid invoices for administrative services totaling approximately $566,311. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

For the first nine months of 2010, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Trust received $50 of royalty revenue from the Fee Land property for the first nine months of 2010. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. For the first nine months of 2009, the Trust did not receive any royalty revenue associated with Jay Field and Offshore Louisiana properties. The Trust received $737,199 of royalty revenue from the South Pass 89 property and $57,818 of royalty income from the Fee Land property.

The Working Interest Owners received insurance recovery proceeds of $32,746 and $1,448,205 for South Pass 89 and Offshore Louisiana during the first nine months of 2010, respectively. For the first nine months of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $526,457 to the Trust for South Pass 89 for the first nine months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As of September 30, 2010, the Trust had $3,223 in cash reserved for expenses and was holding unpaid invoices for administrative services totaling $566,311.

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

For the first nine months of 2010, the Trust did not receive any royalty revenue associated with the Jay Field, Offshore Louisiana or South Pass 89 properties. The Trust received $50 of royalty revenue from the Fee Land property for the first nine months of 2010. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. For the first nine months of 2009, the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Trust did not receive any royalty revenue associated with Jay Field and Offshore Louisiana properties. The Trust received $737,199 of royalty revenue from the South Pass 89 property and $57,818 of royalty income from the Fee Land property.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

As previously disclosed, and as permitted by the conveyances creating the Trust’s interest in the Jay Field net profits interest, Quantum has informed the Trust’s independent petroleum engineers that Quantum has determined to escrow (or otherwise deduct from any payments otherwise due to the Trust) 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest from which the Trust’s interest was created. At September 30, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $15.8 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). At December 31, 2010 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $16.1 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

“escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month April 2011 and Trust accounting month July 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $26,500,000 and that the amount withheld in escrow is $8,900,000.

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

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust will be reduced significantly for a period of time as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2010 has reserved $3,223 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

For the first nine months of 2009, the working interest owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $737,199 to the Trust for South Pass 89 for the first nine months of 2009. In addition, the Working Interest Owner received insurance proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the Trust’s accumulated excess production costs for this property. The Trust received no insurance proceeds for Offshore Louisiana, Jay Field, or South Pass 89 during the first nine months of 2010.

The Working Interest Owner has further informed the Trustee that although the work to secure and repair or replace damaged equipment and restore production at properties the operators have determined to repair has now been completed, work nevertheless remains ongoing to secure, plug, abandon and dismantle other properties in

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(c) The carrying value of the Trust’s royalty interests as of September 30, 2010, is not necessarily indicative of the fair market value of the interests held by the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The accompanying financial statements have been prepared under the assumption the Trust will continue as a going concern.. As discussed in note 1, the Trust’s net revenues did not exceed the $5,000,000 Termination Threshold stipulated by the Trust Agreement for the second consecutive year, thus requiring the Trust to terminate effective December 31, 2007. The accompanying financial statements do not include any adjustments as a result of the termination of the Trust.

The Trust has $3,223 in cash reserved for Trust expenses as of September 30, 2010. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full. See the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first nine months of 2010, the Working Interest Owner withheld $1,849,505 and $2,831,086 in escrow from the South Pass 89 and Offshore Louisiana Properties respectively. The Working Interest Owner expended $1,594,279 and $1,153,668 from the escrow funds for dismantlement costs incurred during the first nine months of 2010 for the South Pass 89 and Offshore Louisiana properties, respectively.

The cumulative escrow balance as of September 30, 2010 was $4,543,402 for the Jay Field property and $9,192,149 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

after recovery of excess production costs. The cumulative escrow balance as of September 30, 2010 for the Offshore Louisiana property was $10,535,034, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

As previously disclosed in the Trust’s filings since the creation of the Trust in 1983, the Trust is now required by the terms of the Trust Agreement to sell its assets and to liquidate. As previously disclosed, the Trustee engaged

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stifel, Nicolaus & Company, Incorporated, a nationally-recognized investment banking firm (the “Financial Advisor”) to market the Trust’s assets in anticipation of a sale in accordance with the terms of the Trust Agreement. The Financial Advisor marketed the Trust’s assets and had received preliminary indications of interest in late 2010, and the Trustee intended to sell the assets in accordance with the terms of the Trust Agreement. However, as previously announced, in November 2010 the Trust and Trustee were named as defendants in a Complaint for Legal and Equitable Relief (the “Complaint”) filed by Jeff Beckett in the United States District Court for the Eastern District of Michigan. Mr. Beckett’s Complaint sought a judicial modification of the terms of the Trust Agreement governing the Trust, a judgment declaring that the termination provisions of the Trust Agreement do not apply and an order preventing the sale of the Trust’s assets. The Complaint also made a number of other allegations and sought removal of the Trustee and other relief.

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

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of September 30, 2010.

Note Regarding Forward-looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

(c) The carrying value of the Trust’s royalty interests at September 30, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, except to the extent that the Trustee is removed or is otherwise prevented from doing so, the Trustee will auction the Trust’s assets. In connection with the auction, the Trustee will mail notice of a public auction to all Unit holders at least 30 days prior to any such auction. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of September 30, 2010, the Trust had $3,223 in cash and was holding unpaid invoices for administrative services totaling approximately $566,311.

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

For the first nine months of 2010, the Trust did not receive any royalty revenue associated with Offshore Louisiana or South Pass 89 properties. During the first nine months of 2010, the Trust received a royalty income of $233,909 and $10,064 with respect to the Jay Field and Fee Land properties. During the first nine months of 2009, the Trust did not receive any royalty revenue associated with Offshore Louisiana and Jay Fields properties. For the first nine months of 2009, the Trust received $737,199 and $57,818 of royalty revenue from South Pass 89 and Fee Lands, respectively.

For the first nine months of 2010, the Working Interest Owner received insurance recovery proceeds of $32,746 and $1,448,205 for South Pass 89 and Offshore Louisiana properties, respectively. During the first nine months of 2009, the Working Interest Owner received insurance recovery proceeds of $927,814 for South Pass 89, a portion of which was applied to accumulated excess production costs and current period production costs. The remaining insurance proceeds combined with royalty revenues resulted in net royalty income of $737,199 to the Trust for South Pass 89 during the first nine months of 2009. In addition, the Working Interest Owner received insurance recovery proceeds of $9,113,272 for Offshore Louisiana which was applied to reduce a portion of the

Trust’s accumulated excess production costs for this property. The Trust received no royalties for Offshore Louisiana and Jay Field properties during the first nine months of 2009.

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2010 were approximately $13,103,000, $411,000 and $1,004,000, respectively. The excess production costs as of December 31, 2009 were approximately $12,889,000, $373,000 and $3,226,000, respectively. The excess production costs as of December 31, 2010 were approximately $13,588,000, $868,000, and $2,171,000 respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust with respect to the particular property.

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

As a result of a review by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances, the Trustee and the Working Interest Owner concluded that the Working Interest Owner had inadvertently included sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. Because neither the Trustee’s oil and gas accounting firm nor the Working Interest Owner was able to quantify the amount of the sulfur extraction costs inadvertently included, the Trustee requested that the Working Interest Owner pay to the Trust royalties on the revenue generated by the sale of the sulfur in lieu of refunding the amount charged to the Trust’s interest. The Trustee engaged an independent joint venture auditor to review payments to the Trust for a portion of the Trust properties as part of the termination of the Trust. The joint interest auditor reviewed the period from January 2004 through December 2007. As a result of the review, one of the Working Interest Owners made a payment of approximately $437,000 in March 2008 to the Trust to settle certain issues identified. In addition, the independent joint interest auditor has recently completed reviews of the working interest owner’s calculations relating to the Trust’s interest in the Jay Field. See “Recent Developments.”

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties, and Hurricane Dennis and Tropical Storm Cindy affected the operational status of the gas plant at Jay Field. The gas plant at Jay Field returned to full operating status on April 13, 2006. However, distributions to the Trust have been reduced significantly as a result of the damage from these storms to the production facilities for properties in which the Trust has an interest. As a result of the uncertainty of future proceeds from these properties, the Trustee as of September 30, 2010 has reserved $3,233 that otherwise would have been distributed to the unitholders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2010 was $10,535,034. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2010 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as September 30, 2010 was $9,192,149 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

Results of Operation

	Third Quarter		First Nine Months
	2010	2009	2010	2009

Royalty revenues	$50	$225,534	$233,974	$795,017
Trust administrative expenses	(236,276)	(226,573)	(675,492)	(794,015)

Cash earnings (deficit)	(236,276)	(1,039)	(441,518)	1,002
Change in undistributed cash	236,276	1,039	441,518	(1,002)

Cash distributions	$—	$—	$—	$—

Cash distributions per unit	$—	$—	$—	$—

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2010 and 2009 (the 2010 and 2009 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owners’ operations during the periods April through June (the “Three-Month Operating Periods”) of 2010 and 2009, respectively, and the periods October 2009 through June 2010 and October 2008 through June 2009 (the 2010 and 2009 “Nine-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the nine months ended September 30, 2010 or for the nine months ended September 30, 2009. As a result of the uncertainty of future proceeds from properties in which the Trust has an interest, the Trustee has reserved $3,223 in proceeds that otherwise would have been distributed to the Unit holders for the payment of the Trust’s likely expenses in the foreseeable future. The Trustee intends to hold these funds for use in the payment of future Trust expenses until it becomes reasonably clear that they are no longer necessary. During the Third Quarter 2010 and 2009, the Trust received cash of $50 and $225,534, respectively, from the Working Interest Owners with respect to the Royalties from the Properties.

The monthly per Unit distributions during the 2010 and 2009 Third Quarters were as follow:

	2010	2009

July	$.0000	$.0000
August	.0000	.0000
September	.0000	.0000

	$.0000	$.0000

The following unaudited schedules provide summaries of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2010:

Third Quarter 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$4,586,001	$533,021	$517,828	$5,636,850
Sulfur	62,509	—	—	62,509
Gas	—	—	128,750	128,750
Other	—	—	45,000	45,000

	4,648,510	533,021	691,578	5,873,109
Amounts withheld in escrow(4)	—	(533,021)	(691,578)	(1,224,599)
Production costs and expenses(1)	(3,240,260)	(26,686)	21,081	(3,245,865)
Insurance recovery proceeds	—	32,746	1,448,205	1,480,951
Capital expenditures	(1,037,582)	—	—	(1,037,582)

Net Proceeds	$370,668	$6,060	$1,469,286	$1,846,014

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				50
Other Proceeds Paid to the Trust				—

Royalties paid to the Trust				$50

First Nine Months 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$8,773,699	$1,859,521	$1,713,421	$12,346,641
Sulfur	126,457	—	—	126,457
Natural gas	—	(10,016)	1,072,664	1,062,648
Other	—	—	45,000	45,000

	8,900,156	1,849,505	2,831,085	13,580,746
Amounts withheld in escrow(4)	—	(1,849,505)	(2,831,085)	(4,680,590)
Production costs and expenses(1)	(7,642,699)	(54,211)	774,867	(6,922,043)
Insurance recovery proceeds	—	32,746	1,448,205	1,480,951
Capital expenditures	(2,124,128)	(16,180)	—	(2,140,308)

Net Proceeds	$(866,671)	$(37,645)	$2,223,071	$1,318,756

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				10,064
Other Proceeds Paid to the Trust(3)				223,910

Royalties paid to the Trust				$233,974

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2010 Third Quarter and 2010 First Nine Months was $162,915 and $558,774, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2010 Third Quarter, production costs and expenses include processing fee income of $46,449. For the First Nine Months of 2010, South Pass 89 processing fees earned were $231,048.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

(3)	In the second quarter 2010, the Trust received a single payment of $223,910 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust under the Conveyances.

(4)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

The following unaudited schedules provide summaries of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2009:

Third Quarter 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$989,720	$646,680	$419,377	$2,055,777
Natural gas	—	—	42,612	42,612

	989,720	646,680	461,989	2,098,389
Amounts withheld in escrow(3)	—	—	(461,989)	(461,989)
Production costs and expenses(1)	(1,007,770)	(189,932)	(64,320)	(1,262,022)
Capital expenditures	(12,661)	(2,021)	—	(14,682)

Net Proceeds	$(30,711)	$454,727	$(64,320)	$359,696

Overriding Royalties paid to the Trust(2)	$—	$210,751	$—	$210,751

Fee Lands Royalties				14,783

Royalties paid to the Trust				$225,534

First Nine Months 2009

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$6,189,867	$1,329,436	$944,268	$8,463,571
Natural gas	—	(16,575)	467,512	450,937
Other	—	—	1,275,000	1,275,000

	6,189,867	1,312,861	2,686,780	10,189,508
Amounts withheld in escrow(3)	—	(—)	(2,686,780)	(2,686,780)
Production costs and expenses(1)	(8,306,360)	(701,838)	(406,822)	(9,415,020)
Insurance recovery proceeds	—	927,814	9,113,272	10,041,086
Capital expenditures	(4,474,828	(7,941)	(246,840)	(4,729,609)

Net Proceeds	$(6,591,321)	$1,530,896	$8,459,610	$3,399,185

Overriding Royalties paid to the Trust(2)	$—	$737,199	$—	$737,199

Fee Lands Royalties				57,818
Other Proceeds Paid to the Trust				—

Royalties paid to the Trust				$795,017

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2009 Third Quarter and 2009 First Nine Months was $136,787 and $429,493, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2009 Third Quarter, production costs and expenses include processing fee income of $—. For the First Nine Months of 2009, South Pass 89 processing fees earned were $42,802.

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

The following unaudited schedule provides a summary of the Working Interest Owners’ calculations of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2010 and 2009:

	Third Quarter		First Nine Months
	2010	2009	2010	2009

Net Proceeds:
Revenues	$5,873,109	$2,098,389	$13,580,7465	$10,189,508
Amounts withheld in escrow	(1,224,599)	(461,989)	(4,680,590)	(2,686,780)
Production costs and expenses	(3,245,865)	(1,262,022)	6,922,043)	(9,415,020)
Insurance recovery proceeds	1,480,951	—	1,480,951	10,041,086
Capital expenditures	(1,037,582)	(14,682)	(2,140,308)	(4,729,609)

Net Proceeds	$1,846,014	$359,696	$1,318,756	$3,399,185

Royalties paid to the Trust:
Overriding Royalties	$—	$210,751	$—	$737,199
Other proceeds paid to the Trust	—	—	$223,910	$—
Fee Lands Royalties	50	14,783	10,064	57,818

Royalties paid to the Trust	$50	$225,534	$233,974	$795,017

With respect to the Productive Properties in the Current Operating Period, revenues of the Working Interest Owners increased approximately 177% in the 2010 Three-Month Operating Period and increased approximately 32% in the 2010 Nine-Month Operating Period versus the comparable periods in 2009. Average crude oil, natural gas liquids and natural gas prices received by the Working Interest Owners in the 2010 Three-Month Operating Period attributable to the Productive Properties were $75.09 per barrel, $43.28 per barrel and $4.39 per thousand cubic feet (“mcf”), respectively. In the comparable 2009 period, average crude oil, natural gas liquids and natural gas prices were $110.75 per barrel, $57.86 per barrel and $2.83 per mcf, respectively. In the 2010 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $75.04 per barrel, $43.74 per barrel and $5.84 per mcf, respectively. In the comparable 2009 Nine-Month Operating Period, average crude oil, natural gas liquids and natural gas prices were $62.10 per barrel, $12.80 per barrel and $3.82 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for either the 2010 or 2009 Nine-Month Operating Period. There were no imputed natural gas production for the 2010 or 2009 Nine-Month Operating Period.

In the first nine months of 2010 and 2009, the Working Interest Owners reserved $4,680,590 and $2,686,780, respectively, in escrow as a result of uncertainties related to oil and gas properties.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties increased approximately 157% in the 2010 Three-Month Operating Period and decreased approximately 26% the 2010 Nine-Month Operating Period, respectively, versus the comparable periods in 2009. The increase in the Three-Month Operating Period is primarily due to plant turnaround costs, gas purchases, workover costs and severance taxes, which directly related to increased production in the Jay Field. The decrease in the Nine Month Operating Period is due to lease operating costs related to maintenance and clean up on the Jay Field property during 2009 compared to 2010.

Capital expenditures increased 697% in the 2010 Three-Month Operating Period and decreased 55% for the 2010 Nine-Month Operating Period versus the comparable periods in 2009. The increase in the Three-Month Operating Period is primarily due to replacement, repair, facility upgrade, and capital well work from two hurricane damages in the Jay Field. The decrease in the Nine-Month Operating Period is due to less capital costs on replacement, repair, facility upgrade, and capital well work in the Jay Field as it re-started production during 2010.

Insurance recovery proceeds increased 100% in the Three-Month Operating Period due to the receipt of $32,746 and $1,448,205 for South Pass 89 and Offshore Louisiana, respectively during the three months ended September 30, 2010. Insurance recovery proceeds decreased 85% due to the receipt of $927,814 and $9,113,272 for South Pass 89 and Offshore Louisiana, respectively, during the nine months ended September 30, 2009.

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

For more recent information regarding all of these matters, please see the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust and their estimated fair value at September 30, 2009, based solely on the assessment described below:

September 30,
2010

ASSETS
Cash	$3,223
Net overriding royalty interests in oil and gas properties	0

Net assets in process of liquidation	$3,223

The net overriding royalty interest in oil and gas properties at September 30, 2010 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of estimated future net revenues from the net overriding royalty interest in the properties as of September 31, 2010.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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