Form 10-K
period 2010-12-31
LL&E ROYALTY TRUST
filed 2011-08-19
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-8518
LL&E ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction	76-6007940
of incorporation or organization)	(I.R.S. Employer Identification No.)
The Bank of New York Mellon Trust Company, N.A., Trustee Global Corporate Trust 919 Congress Avenue Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1-800-852-1422
Securities registered pursuant to Section 12(b) of the Act: None.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, 18,991,304 Units of Beneficial Interest were outstanding, and the aggregate market value of Units (based upon the closing price of the Units as reported on Yahoo! Finance) held by nonaffiliates was approximately $21,840,000.

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

Special Note

Along with this report on Form 10-K for the year ended December 31, 2010, LL&E Royalty Trust is filing its quarterly reports on Form 10-Q for the first, second and third quarters of 2009 and 2010 and its annual report on Form 10-K for the year ended December 31, 2009 (collectively, the “Delayed Filings”). These reports were delayed due to the previously reported difficulties the Trust encountered with the calculation of the Jay Field royalties furnished to the Trust by Quantum Resources Management LLC (“Quantum”), which is the operator of the Jay Field and the owner of the working interest owner from which the Trust’s royalty interest was created. You should review all of the Delayed Filings concurrently, and should not rely on any of the Delayed Filings without having reviewed the most recent filings made by the Trust.

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

As of December 31, 2010, the Trust had $564,477 in cash. At December 31, 2010, the Trust was holding unpaid invoices for administrative services totaling $671,767.

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

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2010 were approximately $13,587,977, $868,381 and $2,171,299, respectively. For the year ended December 31, 2009 they were $12,889,569, $373,516 and $3,226,772, respectively. The excess production costs relating to each property must be recovered by the Working Interest Owners before any the Working Interest Owners are required to pay any royalty revenues to the Trust with respect to the particular property.

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

Unit holders should review the reserve report as of September 30, 2010 included with this annual report, but should note, as previously disclosed in the Trust’s filings, that a reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets. The most recent reserve report, dated June 8, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines to be approximately $4,848,000 as of September 30, 2010. Of this amount, the report estimates $3,958,000 of future net revenues discounted at 10% annually in accordance with SEC guidelines to be attributable to the Trust’s interest in the Jay Field. This is a decrease of approximately $1,623,000 from the amount estimated for the Trust’s interest in the Jay Field in the most recent prior reserve report, which was as of July 31, 2010, in which the independent reserve engineers estimated the Jay Field interest standardized measure of discounted estimated future net cash flows, discounted at 10% annually in accordance with SEC guidelines, at $5,581,000. The independent reserve engineers have advised the Trustee that the decrease at Jay Field was primarily attributable to a slightly lower net oil and NGL forecast and higher estimated net future special costs of approximately 0.13 million barrels and $0.3 million dollars, respectively.

The reserve report as of September 30, 2010, dated June 8,2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines at South Pass 89, Offshore Louisiana, and Jay Field properties to be approximately $276,000, $614,000, and $3,958,000 as of September 30, 2010, respectively. Although the prior reserve report did consider the Trust’s interests in the South Pass 89 and Offshore Louisiana properties the estimated future revenues were valued at zero, the Trust had previously announced that the engineers did not expect that a reserve report addressing the Trust’s interests in South

Pass 89 and Offshore Louisiana would attribute any imputed reserves to the Trust’s interests in either of those properties or any estimated future net revenues attributable to the interests held by the Trust in either of those properties.

Estimates of reserves are only estimates. The estimates as of September 30, 2010, in the aggregate, reflect a decrease in the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines for all three properties of approximately $733,400 from the estimates as of July 31, 2010, which were summarized in the Trust’s press release issued November 8, 2010 and in its Form 8-K filed with the SEC on November 8, 2010 (which filing included a copy of the reserve report as of July 31, 2010). As described above and in the Trust’s press release issued November 8, 2010 and detailed in the reserve report filed on November 8, 2010, although the July 31, 2010 reserve report addressed the Trust’s interest in the Jay Field only, the independent engineers advised the Trustee at the time that reports on the Trust’s interests in South Pass 89 and Offshore Louisiana would show no value for those interests.

As previously disclosed, the administrative expenses of the Trust are approximately $1,000,000 annually, but have increased as a result of the Beckett Lawsuit. As described above, the Trust’s unpaid invoices at August 19, 2011 were approximately $443,492, and the Trust owed an additional $2,255,570 to the Bank, of which $161,217 remained available to pay expenses. All additional expenses, including expenses incurred by the Trust but for which no invoices had been received at August 19, 2011, and including fees that will become payable to the Financial Advisor upon the sale of the assets and all other fees the Trust incurs, whether as a result of the delays caused by the Beckett lawsuit, or otherwise, must be paid prior to any distribution to Unit holders. It is increasingly likely that the sale of the Trust’s assets will not generate sufficient proceeds to pay the Trust’s liabilities. If the sale of the Trust’s assets does not generate sufficient proceeds to pay the Trust’s liabilities, there will be no further distributions to Trust Unit holders. As noted above, however, if the Trustee is able to auction the Trust’s assets, all Trust Unit holders will be mailed a notice of the public auction of the Trust’s assets, and any Unit holder who believes that the Trust’s assets are attractive will be welcome to submit a bid for some or all of the assets.

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

Status of Review of Jay Field Royalty Computations

As described in the Trust’s prior filings, the Trustee engaged an independent joint interest auditing firm (the “Consultant”), to review the computation of the amounts payable to the Trust with respect to its interest in the Jay Field from the time of the sale by The Louisiana Land and Exploration Company (“LL&E”) of its working interest to Quantum Resources Management LLC in 2007 through August 2008 (the “First Review Period”). Also as previously reported, the Consultant completed its review of the First Review Period, Quantum and the Trustee reached agreement on the issues the Consultant had raised relating to the computation of expenses properly chargeable in the calculation of amounts payable to the Trust for the First Review Period. As a result of the review, Quantum revised its computations of the amounts payable to the Trust with respect to the Trust’s interest in the Jay Field for the First Review Period. As a result of the review, Quantum revised its computations of the amounts payable to the Trust with respect to the Trust’s interest in the Jay Field for the First Review Period. In addition, as a result of the revisions, Quantum paid the Trust an additional $223,910 in June 2010 relating to the First Review Period, which amount included interest on the amount due to the Trust for the First Review Period.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents the assets of the Trust at their estimated fair value as of December 31, 2010, based solely on the assessment described below:

ASSETS	December 31, 2010
Cash	$564,477
Net overriding royalty interests in oil and gas properties	5,037,111

Net assets in process of liquidation	$5,601,588

The net overriding royalty interest in oil and gas properties at December 31, 2010 reflect the Trustee’s estimate of value (in the absence of third-party appraisals or evaluations), based on the Trust’s share of future net revenues from the net overriding royalty interest in the properties as of December 31, 2010. This estimate is based on the Trustee’s current assessment of the impact of selling existing assets based on current market conditions, and includes the following assumptions:

•	The Trust’s estimated share of oil and gas reserve volumes at December 31, 2010, were derived from a reserve report prepared by Miller and Lents dated June 8, 2011, for the production period ending September 30, 2010, a copy of which is attached as Appendix A to this Report on Form 10-K.

•	The estimated fair value at December 31, 2010 include any amounts related to the Offshore Louisiana, South Pass 89, or Jay Field properties.

•	Forward strip commodity prices on December 31, 2010.

•	Discount rate of 10%.

•	Future income taxes were not taken into account.

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

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see the reserve reports as of September 30, 2009 and 2010 included or filed with this Form 10-K and Note 9 in the Notes to Financial Statements included elsewhere in this Form 10-K. For more information regarding the amounts escrowed or withheld by the Working Interest Owners as of December 31, 2010 see “Terms and Operations of the Trust — Terms of the Conveyances”.

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

Based on the escrow provisions described above, the Working Interest Owner did not escrow any amounts for the Jay Field during the year ended December 31, 2010, but escrowed $2,403,276 during the year ended December 31, 2010 for the South Pass 89 property. The Working Interest Owner escrowed $3,323,307 during 2010 for the Offshore Louisiana properties. During 2010, none of the escrowed amounts were expended for the Jay Field property, while $1,748,924 was expended for the South Pass 89 and $1,417,214 was expended for the Offshore Louisiana property. The escrow balances remaining at December 31, 2010 were $4,543,402 for Jay Field, $9,591,275 for the South Pass 89 property and $10,763,710 for the Offshore Louisiana property. As of December 31, 2010, the Working Interest Owners’ estimates of total Special Costs for abandonment are $16.1 million for Jay Field, $11.3 million for South Pass 89 and $10.6 million for Offshore Louisiana. The Working Interest Owners may begin escrowing balances at Jay Field. As described above, the Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Cost escrows at any time if either of them determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

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

Overriding Royalties

For the purposes of computing Net Proceeds (as defined in the Conveyances), the Productive Properties have been grouped geographically into three groups of leases, each of which has been defined as a separate “Property”. These groups are designated herein as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. See “The

Properties — Description of Productive Properties”. The Overriding Royalties consist of overriding royalty interests (equivalent to net profits interests) equal to various percentages of the Net Proceeds, as defined, from the production of oil, gas and other hydrocarbons from the Productive Properties. Net Proceeds are computed on a Property-by-Property (i.e., lease group) basis and consist of the aggregate proceeds to the Working Interest Owner from the sale of oil, gas and other hydrocarbons from each of the Productive Properties (“Gross Proceeds”) less “Production Costs”, which include primarily (a) all direct costs, charges and expenses incurred by the Working Interest Owner in exploration, production, development and other operations on the Productive Properties (including secondary and tertiary recovery operations), including abandonment costs; (b) all applicable taxes, including severance, ad valorem and windfall profit taxes, but excluding income taxes; (c) all operating charges directly associated with the Productive Properties; (d) an allowance for costs, computed on a current basis at a rate equal to The Bank of New York Mellon Trust Company, N.A.’s prime rate plus 0.5 percent per annum on the average amounts by which, and for only so long as, costs and expenses for any Productive Property have exceeded the proceeds of production from such Productive Property; (e) amounts paid by the Working Interest Owner as refunds of excess sales prices on previous sales; and (f) applicable charges for certain overhead expenses. As of December 31, 2010, the Working Interest Owner’s estimates of total Special Costs are $16.1 million for Jay Field, $11.3 million for South Pass 89 and $10.6 million for Offshore Louisiana. See “— Terms of the Conveyances” above for a description of amounts escrowed to date.

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

Analysis of the Working Interest Owner’s Calculation of the Royalties

The following schedules summarize the Working Interest Owner’s calculation of the amounts paid to the Trust with respect to the Trust’s royalty interests for (i) the quarter ended December 31, 2010 (applicable to production from July 2010 through September 2010) and (ii) the year ended December 31, 2010 (applicable to production from October 2009 through September 2010):

Quarter ended December 31, 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$553,771	$424,992	$978,763
Oil	5,494,827	—	—	5,494,827
Natural gas	—	—	67,230	67,230

	$5,494,827	$553,771	$492,222	$6,540,820
Amounts withheld in escrow(5)	—	(553,771)	(492,222)	(1,045,993)
Production costs and expenses(1)	(3,154,814)	(457,220)	(1,167,598)	(4,779,632)
Capital expenditures	(2,171,750)	—	—	(2,171,750)

Net Proceeds	$168,263	$(457,220)	$(1,167,598)	$(1,456,555)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties(3)				—

Royalties paid to the Trust (Royalty revenue)				$—

Year ended December 31, 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$—	$2,413,292	$2,138,414	$4,551,706
Oil	14,202,042	—	—	14,202,042
Natural gas	—	(10,016)	1,139,894	1,129,878
Other	192,942	—	45,000	237,943

	$14,394,984	$2,403,276	$3,323,308	$20,121,568
Amounts withheld in escrow(4)	—	(2,403,276)	(3,323,308)	(5,726,584)
Production costs and expenses(1)	(10,797,513)	(511,431)	(392,732)	(11,701,676)
Insurance recovery proceeds	—	32,746	1,448,205	1,480,951
Capital expenditures	(4,295,878)	(16,180)	—	(4,312,058)

Net Proceeds	$(698,408)	$(494,865)	$1,055,473	$(137,799)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				10,064
Other Proceeds Paid to the Trust(3)				223,910

Royalties paid to the Trust (Royalty revenue)				$233,974

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned on all properties for the 2010 Fourth Quarter and Twelve Months ending December 31, 2010 was $156,790 and $715,564, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2010 Fourth Quarter, South Pass 89 property processing fees totaled $158,102. For the Twelve Months ending December 31, 2010, South Pass 89 processing fees earned were $389,150.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating period(s), the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty interest in the Net Proceeds.

(3)	During 2010, the Trust received $223,910 of royalty income from Jay Fields property due to an adjustment. This adjustment resulted from a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of the net proceeds properly payable to the Trust with respect to the Jay Field property.

(4)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

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

Promptly after receipt of the required information, and if practicable within 90 days of the close of each year, the net taxable income of the Trust for federal income tax purposes for each Monthly Period ending in such year has been reported by the Trustee to the Unit holders of record to whom the Monthly Income Amounts were distributed. The Trustee mailed reports for 2010 to Unit holders in March 2011.

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

Description of Productive Properties

Certain information, as of December 31, 2010, regarding the Productive Properties is set forth in the table below. The Productive Properties include leases (or portions thereof) owned by the Working Interest Owner on which productive formations are located and, in certain cases, adjacent leases (or portions thereof) owned by the Working Interest Owner which are either included in pooling arrangements or which are held by delay rentals. The leases were grouped into three groups, with each constituting a separate “Property” for purposes of computing the Overriding Royalties under the Conveyances. The numbers of net acres and net wells in the table below represent amounts net to the Working Interest Owner as of December 31, 2010.

Productive
Property and Year						Productive Wells(1)
in Which		Acres				Oil		Gas
Production Commenced	Location	Gross		Net		Gross	Net	Gross	Net

Jay Field (1970)(2)	Onshore	184,472	(3)	62,150	(3)	42	14.5	0.00	.34
	Alabama
	and Florida
South Pass 89 (1982)	Offshore	5,000		1,250		2	0.50	0.00	0.00
	Louisiana
Offshore Louisiana (1968)(4)	Offshore	10,000		1,625		6	0.75	8	1.55

	Louisiana	199,472		65,025		50	15.4	8	1.89

(1)	Represent producing wells and wells capable of production. Net wells reflect the Working Interest Owner’s working interest. Gross and net wells exclude injection wells.

(2)	Includes interests in 23 leases which are a part of the Jay Field Unit created by a unit agreement originally among ExxonMobil (as operator) and others. The Jay Field is made up of 177 different tracts of land. Portions of certain leases are located outside of the Jay Field Unit. The Overriding Royalties from the Jay Field burden only the portions of such leases included within the Jay Field Unit and owned by the Working Interest Owner as of June 28, 1983. In addition, certain minor interests of the Company in the Jay Field were not included in the Jay Field Productive Property. The information in the table above relates only to the portion of the Jay Field included in the Jay Field Productive Property. All right, title and interest of the Company in the Jay Field Productive Property was assigned to the following entities in the following undivided percentages on December 21, 2006, effective as of September 1, 2006:

Percentage of
the Working
Interest Owned
Designation	by the Operators

Black Diamond Resources	3.9080%
QAB Carried WI, LP	1.6248%
QAC Carried WI, LP	2.8844%
Quantum Resources A1, LP	91.5828%

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

EXPLORATION AND DEVELOPMENT ACTIVITIES

Productive Properties

The following is a summary of the Working Interest Owner’s net drilling activities on the Productive Properties for the years ended December 31, 2008, 2009 and 2010:

Net Wells
	Oil	Gas	Dry

2008
Exploratory	—	—	—
Development	—	—	—
2009
Exploratory	—	—	—
Development	—	—	—
2010
Exploratory	—	—	—
Development	—	—	—

The following are the significant activities by the Working Interest Owner on the Productive Properties during 2010:

Jay Field

Capital and abandonment expenditures of approximately $4,296,000 were incurred in 2010.

South Pass 89

Capital and abandonment expenditures of approximately $16,179 were incurred in 2010, primarily for capital workovers.

Offshore Louisiana

Capital and abandonment expenditures of approximately $0 were incurred in 2010.

ESTIMATES OF PETROLEUM ENGINEERS

September 30, 2010 Estimates

Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2010 have been made by Miller and Lents, Ltd. (“Miller and Lents”). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30, 2010. A copy of the Miller and Lents letter, dated June 8, 2011, setting forth such estimates, is reproduced as Appendix A to this Annual Report.

The following table sets forth, as of September 30, 2010, certain estimated imputed proved reserves, estimated future net revenues and the discounted present value thereof attributable to the underlying properties and the Royalties, in each case derived from the Miller and Lents reserve report. A summary of the reserve report is included as Appendix A to this Annual Report.

	Net Proved Imputed Reserves and Revenues
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids	Gas,	Revenues,	Per Year,
Reserve Category	MBbls.	MMcf	M$	M$

Proved Developed	77.5	101.4	6,490.9	3,679.8
Proved Undeveloped	44.8	—	2,345.8	1,168.0

Total Proved	122.3	101.4	8,836.7	4,847.8

As previously disclosed, the Working Interest Owners have advised the engineers that they plan to escrow or otherwise withhold up to 125 percent of the estimated Future Special Costs in accordance with the provisions of the original Conveyance to the Trust, and the September 30, 2010 report reflects this fact.

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

Pursuant to Financial Accounting Standards Board (FASB) in Accounting Standards Codification 932 — Extraction Activities — Oil and Gas, the Trust is required to include as supplementary information estimates (which are unaudited) of quantities of proved oil and gas reserves attributable to the Trust. The Miller and Lents letter attached as Appendix A includes such estimates, prepared on the basis described therein. The quantities imputed to the Trust are calculated by multiplying Miller and Lents’ estimated net reserves of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of Miller and Lents’ estimated future net revenues to the Trust to Miller and Lents’ estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Because the quantities are calculated in this manner, factors other than gross oil and gas reserves in the ground (such as changes in prices and costs, excesses of capital expenditures over amounts used in preparing estimates, as described in the preceding paragraphs, and other factors) will affect the quantities shown as estimated oil and gas reserves imputed to the Trust.

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

Alternative Minimum Tax for Noncorporate Taxpayers.  A noncorporate Unit holder’s alternative minimum taxable income is generally equal to (i) his regular taxable income, with certain adjustments, plus (ii) items of tax preference. After a noncorporate taxpayer’s alternative minimum taxable income is reduced by an exemption amount, the tentative alternative minimum tax is generally determined by multiplying this amount by 26 percent for the first $175,000, and 28 percent of the excess over $175,000. If a noncorporate taxpayer’s income includes long term capital gain income, lower rates of tax are applicable. The amount by which this tentative minimum tax (reduced by any alternative minimum tax foreign tax credit) exceeds regular tax is the noncorporate taxpayer’s minimum tax liability. For tax years beginning in 2010, the noncorporate taxpayer’s exemption amount is $72,450 in the case of joint returns or surviving spouses, $47,450 in the case of unmarried individuals who are not surviving spouses, $36,225 in the case of married individuals filing separate returns, and $22,500 for estates and trusts. For married persons filing jointly or surviving spouses, the exemption amounts are reduced by 25 percent of the amount by which their alternative minimum taxable income exceeds $150,000 ($112,500 for singles and $75,000 for married taxpayers filing separately, estates and trusts).

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

Reports.  The Trustee will furnish to Unit holders of record annual reports (such as the LL&E Royalty Trust — 2010 Tax Information package) containing certain information necessary to permit the computation of federal and state tax liabilities.

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

Available Trust Tax Information

In compliance with the Treasury regulations reporting requirements for non-mortgage widely-held fixed investment trusts and the dissemination of trust tax reporting information, the Trustee provides a generic tax information reporting booklet which is intended to only be used to assist Unit holders in the preparation of their 2010 federal and state income tax returns. This tax information booklet can be obtained at www.businesswire.com/cnn/lrt.htm

Other Possible Penalties.  An owner of a security who receives income in respect of such interest must report the character and amount of such income, for federal income tax purposes, in a manner which is consistent with the federal income tax reports of the entity which was the source of the income. The consistency requirement is deemed to be waived if the taxpayer files a statement with the Service identifying the inconsistency. Because of the presence of “street name” investors and the possible existence of transfer record inaccuracies, holders of interests which are actively traded in the securities markets may encounter situations in which it is difficult to comply fully and accurately with the consistency requirement and other federal tax reporting requirements. Certain penalties could be assessed against a taxpayer that fails to comply with such requirements. Because of the complexity of the federal tax reporting requirements applicable to trusts (such as the Trust) which own interests in partnerships (such as the Partnership) and because all of the tax attributes of the Royalties flow through the Partnership and the Trust to the Unit holders, there is an increased likelihood that Unit holders will violate the consistency requirement and other reporting requirements regarding their individual federal income tax returns and the information returns of the Trust and the Partnership. Any violations of the consistency requirements could lead to imposition of certain penalties on the Unit holders or other adverse results. Furthermore, the Trust or the Partnership might be subject to certain penalties in connection with its furnishing of statements and information to Unit holders or the government if such statements or information prove to be inaccurate due, for example, to differences between the transfer agent’s records and actual ownership data. The Code provides reporting requirements designed to facilitate the transfer of information between partnerships and trusts and owners of interests therein held by nominees. See “Nominee Reporting Requirements”.

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

Louisiana

Louisiana imposes an income tax on all income of resident individuals (but provides a credit for income taxes paid to other states by Louisiana residents) and on income derived from Louisiana sources by nonresident individuals. Royalty income earned from property located within Louisiana is considered income derived from Louisiana sources for this purpose. Therefore, individual Unit holders who are not residents of Louisiana are subject to Louisiana income tax on income from the Royalties allocated to Louisiana. Such nonresident individuals will be allowed certain deductions and exemptions which are apportioned to Louisiana based upon the ratio of Louisiana income to federal adjusted gross income. Taxpayers are allowed a deduction in the amount of 100 percent (for 2010 and 2009) of the excess federal itemized deductions. The income tax rates for individuals range from a low of 2 percent to a high of 6 percent.

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

December 31, 2010 and 2009. There were no cash distributions to Unit holders in any quarterly period in the years ended December 31, 2010 and 2009.

	2010 Quarter Ended				2009 Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Units of Beneficial Interest:
High sales price	$.99	$1.55	$2.34	$2.45	$.65	$.68	$.95	$.84
Low sales price	.58	.79	1.15	.43	.37	.41	.47	.55
Distributions per Unit	$0.0000	$0.0000	$0.0000	$.0000	$0.0000	$0.0000	$0.0000	$.0000

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

The following table presents in summary form selected financial information regarding the Trust.

	Years Ended December 31,
	2010	2009	2008	2007	2006

Revenues	$233,974	$1,308,276	$678,528	$1,965,473	$3,068,638
Cash earnings	(583,574)	(3,679)	(331,921)	634,378	2,094,226
Cash distributions to Unit holders	—	—	—	1,150,481	1,831,080
Cash distributions per Unit	$—	$—	$—	$0.0606	$0.0964
Trust Corpus	$(579,833)	$3,741	$62	$2,037,083	$2,616,186

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

(c) The carrying value of the Trust’s royalty interests at December 31, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of December 31, 2010 was $10,763,710. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of December 31, 2010 was $4,543,402 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of December 31, 2010 was $9,591,275 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

As of December 31, 2010 the Trust had $564,477 in cash. As of December 31, 2010, the Trust was holding unpaid invoices for administrative services totaling $671,767.

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

As of December 31, 2010, the Trust had $564,477 in cash and was holding unpaid invoices for administrative services totaling approximately $702,151. See Management’s Discussion and Analysis”.

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

The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of December 31, 2009 were approximately $12,889,000, $373,000 and $3,227,000, respectively. The excess production costs as of December 31, 2010 were approximately $13,588,000, $868,000, and $2,171,000 respectively. The excess production costs relating to each property must be recovered by the Working Interest Owners before any the Working Interest Owners are required to pay any royalty revenues to the Trust with respect to the particular property.

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

Unit holders should review the reserve reports as of September 30, 2009 and 2010 included with this annual report, but should note, as previously disclosed in the Trust’s filings, that a reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets. The September 30, 2010 reserve report, dated June 8, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines to be approximately $4,848,000 as of September 30, 2010. Of this amount, the report estimates $3,958,000 of future net revenues discounted at 10% annually in accordance with SEC guidelines to be attributable to the Trust’s interest in the Jay Field. This is a decrease of approximately $1,620,000 from the amount estimated for the Trust’s interest in the Jay Field in the most recent prior reserve report, which was as of July 31, 2010, in which the independent reserve engineers estimated the Jay Field interest standardized measure of discounted estimated future net cash flows, discounted at 10% annually in accordance with SEC guidelines, at $5,580,000. The independent reserve engineers have advised the Trustee that the decrease at Jay Field was primarily attributable to a slightly lower net oil and NGL forecast and higher estimated net future special costs of approximately 0.13 million barrels and $0.3 million dollars respectively.

The reserve report as of September 30, 2010, dated June 8, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines at South Pass 89, Offshore Louisiana, and Jay Field properties to be approximately $276,000, $614,000, and $3,958,000 as of September 30, 2010, respectively. Although the prior reserve report did consider the Trust’s interests in the South Pass 89 and Offshore Louisiana properties the estimated future revenues were valued at zero, the Trust had previously announced that the engineers did not expect that a reserve report addressing the Trust’s interests in South Pass 89 and Offshore Louisiana would attribute any imputed reserves to the Trust’s interests in either of those properties or any estimated future net revenues attributable to the interests held by the Trust in either of those properties.

Estimates of reserves are only estimates. The estimates as of September 30, 2010, in the aggregate, reflect a decrease in the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines for all three properties of approximately $733,400 from the estimates as of July 31, 2010, which were summarized in the Trust’s press release issued November 8, 2010 and in its Form 8-K filed with the SEC on November 8, 2010 (which filing included a copy of the reserve report as of July 31, 2010). As described above and in the Trust’s press release issued November 8, 2010 and detailed in the reserve report filed on November 8, 2010, although the July 31, 2010 reserve report addressed the Trust’s interest in the Jay Field only, the independent engineers advised the Trustee at the time that reports on the Trust’s interests in South Pass 89 and Offshore Louisiana would show no value for those interests.

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

At December 31, 2009 Quantum’s estimate of the abandonment and related costs it expects to incur in connection with the working interest was approximately $14.2 million, of which approximately $4.5 million had previously been withheld by the working interest owner for estimated abandonment and related costs (the Trust’s interests in each of these figures is 50%). At December 31, 2010, Quantum’s estimate of abandonment and related costs it expects to incur in connection with the Jay Field working interest was approximately $16.1 million, of which approximately $4.5 million had been withheld by the working interest owner (the Trust’s interests in each of these figures is 50%)

As previously disclosed, Quantum has recently indicated that it intends to withhold 125% of the estimated abandonment and related costs it expects to incur in connection with the working interest before making additional distributions to the Trust’s interest. Subject to the payment of the Excess Production Costs, the holder of the Trust’s interest would be entitled to 50% of the escrowed (or unpaid) amount remaining in excess of actual abandonment and related costs (whether the actual costs are more or less than the estimates). As previously disclosed, the conveyances do not require Quantum to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither Quantum nor the prior working interest owner has done so. However, under the conveyances, Quantum (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs.

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

Results of Operations

	Years Ended December 31,
	2010	2009	2008

Royalty revenues	$233,974	$808,104	$678,528
Proceeds from the sale of Royalty properties	—	500,172	—
Trust administrative expenses	(817,548)	(1,304,597)	(1,010,449)

Cash earnings	$(583,574)	$3,679	$(331,921)
Changes in undistributed cash	583,574)	(3,679)	331,921

Cash distributions	$—	$—	$—

Cash distributions per unit	$0.0000	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304	18,991,304

Royalty revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the years ended December 31, 2010, 2009 and 2008 are attributable to the Working Interest Owner’s operations during the twelve-month periods ended September 30, 2010, 2009 and 2008, respectively.

Administrative expenses incurred by the Trust decreased $487,049 or 37% for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in 2010 administrative expenses was primarily a result of decreases in accounting and legal fees incurred by the Trust. Administrative expenses incurred by the Trust increased $294,148 or 29% for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase in 2009 administrative expenses was primarily a result of increases in accounting and legal fees incurred by the Trust.

Distributions to Unit holders for 2010, 2009 and 2008 amounted to $0 ($0.0000 per Unit), $0 ($0.0000 per Unit) and $0 ($0.0000 per Unit) respectively. During these years, the Trust received cash of $233,974, $808,104 and $678,528, respectively, from the Working Interest Owner with respect to the Royalties from the Properties. During 2009, the Trust also received $500,172 in proceeds from the sale of Royalty properties.

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the respective years.

	Years Ended December 31,
	2010	2009	2008

Net Proceeds:
Revenues	$20,121,568	$11,547,466	$52,452,108
Amounts withheld in escrow	(5,726,584)	(4,044,739)	(11,527,054)
Production costs and expenses	(11,701,676)	(11,118,607)	(32,635,590)
Insurance recovery proceeds	1,480,951	10,041,086	—
Capital expenditures	(4,312,058)	(4,856,513)	(15,922,161)

Net Proceeds	$(137,799)	$1,568,693	$(7,632,697)

Royalties paid to the Trust:
Overriding Royalties	$—	$737,199	$37,239
Fee Lands Royalties	10,064	70,905	204,741
Other Proceeds paid to the Trust	223,910	—	436,548

Royalties paid to the Trust (Royalty revenues)	$233,974	$808,104	$678,528

Revenues of the Working Interest Owner with respect to the Productive Properties increased approximately $8,574,102 or 75 percent during the 2010 operating period compared to the same operating period in 2009. This was offset by higher production costs and capital expenditures and the receipt of $1,480,951 of insurance recovery proceeds. Revenues of the Working Interest Owner with respect to the Productive Properties decreased approximately $40,904,642 or 78 percent during the 2009 operating period compared to the same operating period in 2008. This was offset by lower production costs and capital expenditures and the receipt of $10,041,086 of insurance recovery proceeds,. The following unaudited schedule provides a summary of the Working Interest Owner’s net production attributable to the Trust.

Offshore
	Jay Field	South Pass 89	Louisiana	Total

Year Ended December 31, 2009
Oil & Condensate (MBbls)	—	—	—	—
Gas (Mcf)	—	—	—	—
Year Ended December 31, 2010
Oil & Condensate (MBbls)	—	—	—	—
Gas (Mcf)	—	—	—	—

Average natural gas prices received in 2010 increased to $5.75 per thousand cubic feet (“mcf”) from $3.75 per mcf in 2009. Average crude oil prices increased to $75.52 per barrel in 2010 from $67.93 per barrel in 2009 while natural gas liquids prices increased to $43.74 per barrel in 2010 from $19.31 in 2009. Average natural gas prices received in 2009 decreased to $3.75 per thousand cubic feet (“mcf”) from $9.29 per mcf in 2008. Average crude oil prices increased to $67.93 per barrel in 2009 from $109.32 per barrel in 2008 while natural gas liquids prices decreased to $19.31 per barrel in 2009 from $51.15 in 2008.

In 2010, the Working Interest Owner reserved $5,726,584 in escrow as a result of uncertainties related to the oil and gas properties. In 2009, the Working Interest Owner reserved $4,044,739 in escrow as a result of uncertainties related to the oil and gas properties. In 2008, the Working Interest Owner reserved $11,527,054 in escrow as a result of uncertainties related to the oil and gas properties.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased approximately $583,069 or 5 percent, between the 2010 operating period and the 2009 operating period. The increase in 2010 was primarily attributed to increased lease operating expenses, non-operated overhead, and labor costs at Jay Field. Production costs and expenses incurred by the Working Interest Owner on the Productive

Properties decreased approximately $21,516,983, or 66 percent, between the 2009 operating period and the 2008 operating period.

Capital expenditures decreased approximately $544,455 or 11% percent, between 2010 and 2009. The decrease in 2010 was primarily the result of the capital costs incurred for replacement/repair, facility upgrades to improve operational reliability, and non-discretionary capital well work associated to regulatory non-certified wells.. Capital expenditures decreased approximately $11,065,648, or 69% percent, between 2009 and 2008.

The Trust’s Fee Lands Royalties decreased approximately $60,841 or 86 percent in the 2010 operating period compared to the same period in 2009. The Trust’s Fee Lands Royalties decreased approximately $133,836 or 65 percent in the 2009 operating period compared to the same period in 2008. The amount of Fee Lands leased as of December 31, 2010 and December 31, 2009 was approximately 0 and 1,062 acres, respectively.

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

The Trust does not engage in any operations, and does not utilize market risk sensitive instruments, either for trading purposes or for other than trading purposes. As described in detail elsewhere herein, the Trust’s monthly distributions are highly dependent upon the prices realized from the sale of natural gas. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust and the Working Interest Owners. Factors that contribute to price fluctuation include, among others:

•	political conditions worldwide, in particular political disruption, war or other armed conflict oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.

Item 8.	Financial Statements and Supplementary Data

LL&E ROYALTY TRUST

STATEMENTS OF CASH EARNINGS AND DISTRIBUTIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Royalty revenues	$233,974	$808,104	$678,528
Proceeds from the sale of Royalty properties	—	500,172	—
Trust administrative expenses	(817,548)	(1,304,597)	(1,010,449)

Cash earnings	$(583,574)	$3,679	$(331,921)
Changes in undistributed cash	583,574	(3,679)	331,921

Cash distributions	$—	$—	$—

Cash distributions per unit	$0.0000	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304	18,991,304

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

December 31, 2010 and 2009

	2010	2009

ASSETS
Cash	$564,477	$3,741
Net overriding royalty interests in productive oil and gas properties and 3% royalty interests in fee lands	76,282,000	76,282,000
Less accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$564,477	$3,741

LIABILITIES AND TRUST CORPUS
Advance payable	$1,144,310	$—
Interest payable	—	—
Trust corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	(579,833)	3,741

Contingencies (note 8)
Total liabilities and Trust corpus	$564,477	$3,741

STATEMENTS OF CHANGES IN TRUST CORPUS

Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Trust corpus, beginning of period	$3,741	$62	$2,037,083
Cash earnings	(583,574)	3,679	(331,921)
Cash distributions	—	—	—
Interest payable		—	—
Amortization of royalty interests	—	—	(1,705,100)

Trust corpus, end of period	$(579,833)	$3,741	$62

See accompanying notes to financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

As of December 31, 2010, the Trust had $564,477 in cash reserved for Trust expenses and unpaid invoices of approximately $702,151. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unitholders until those loans are repaid in full.

During 2010, the Trust did not receive any royalty revenue associated with the Jay Field, South Pass 89, or Offshore Louisiana properties. The Trust received royalty revenue of $10,064 from Fee Lands and $223,910 from Jay Field property in 2010. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the Trust had no cash except for cash advanced to the Trust by BNY Mellon, an affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of December 31, 2010, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $1,144,310, of which $564,447 remained available to pay expenses at December 31, 2010. See Management’s Discussion and Analysis”. However, at December 31, 2010, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $702,151.

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

During 2008, the Trust received a single payment of approximately $437,000 as a result of a review conducted by an independent oil and gas accounting firm retained by the Trustee to review the Working Interest Owner’s calculation of amounts relevant to the determination of the net proceeds properly payable to the Trust with respect to the inadvertent inclusion of sulfur extraction processing costs at the Jay and Little Escambia Creek Field Unit desulfurization plant in the calculation of Jay Field Gross Proceeds. The only other royalty revenue the Trust received in 2008 was $204,471 attributable to the Fee Lands Royalties and $37,239 attributable to South Pass 89.

Unit holders should also review the reserve report as of September 30, 2010 included with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, but should note, as previously disclosed in the Trust’s filings, that the reserve report is not necessarily indicative of the market value of the interests, and the value of the Trust’s assets will be determined solely by the amount a buyer is willing to pay for the assets. The reserve report, dated June 8, 2011, estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines to be approximately $4,848,000 as of September 30, 2010. Of this

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

amount, the report estimates $3,958,000 of future net revenues discounted at 10% annually in accordance with SEC guidelines to be attributable to the Trust’s interest in the Jay Field. This is a decrease of approximately $1,620,000 from the amount estimated for the Trust’s interest in the Jay Field in the most recent prior reserve report, which was as of July 31, 2010, in which the independent reserve engineers estimated the Jay Field interest standardized measure of discounted estimated future net cash flows, discounted at 10% annually in accordance with SEC guidelines, at $5,580,000. The independent reserve engineers have advised the Trustee that the decrease at Jay Field was primarily attributable to a slightly lower net oil and NGL forecast and higher estimated net future special costs of approximately 0.13 million barrels and $0.3 million dollars, respectively.

The most recent reserve report estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines at South Pass 89 to be approximately $275,800 as of September 30, 2010 and estimates the standardized measure of the Trust’s interest in future net revenues discounted at 10% annually in accordance with SEC guidelines at Offshore Louisiana to be approximately $614,000 as of September 30, 2010. Although the prior reserve report did not address the Trust’s interests in the South Pass 89 and Offshore Louisiana properties, the Trust had previously announced that the engineers did not expect that a reserve report addressing the Trust’s interests in South Pass 89 and Offshore Louisiana would attribute any imputed reserves to the Trust’s interests in either of those properties or any estimated future net revenues attributable to the interests held by the Trust in either of those properties.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Jay Field

In December 2006, the Working Interest Owner and ExxonMobil, as the operator of the Jay Field, sold their respective interests in the field to Quantum Resource Management LLC (Quantum). Quantum became the operator in April 2007. As described above under “Recent Developments”, Quantum suspended production from the Jay Field on December 22, 2008. Production resumed in December 2009.

Other

The Working Interest Owner has advised the Trustee that the Working Interest Owner has completed its analysis of the scope and applicability of the insurance policies carried by the Working Interest Owner to the damages that resulted from Hurricanes Katrina and Rita to properties in which the Trust has an interest. The Working Interest Owner has advised the Trustee that, the Working Interest Owner believes it has received all of the insurance reimbursements it will receive for damages to the South Pass 89 and Offshore Louisiana properties, and has applied the amounts to the properties to the extent permitted by the Trust’s governing documents, to offset existing Excess Production Costs and to fund the Special Cost Escrows for Offshore Louisiana and South Pass 89.

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

Additionally, the Trust has $564,477 in cash reserved for Trust expenses as of December 31, 2010 and has unpaid invoices of approximately $671,767. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that it will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trustee will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trustee. In the event any loans are made to the Trust, the Trust Agreement will prohibit the Trustee from making any distributions to unit holders until those loans are repaid in full.

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

(c) The carrying value of the Trust’s royalty interests at December 31, 2010 is not necessarily indicative of the fair market value of the interests held by the Trust.

This basis for reporting distributable income is considered to be the most meaningful because distributions to the unitholders for a month are based on net cash receipts for such month. However, it will differ from the basis used for financial statements prepared in accordance with accounting principles generally accepted in the United States

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

An impairment related to the Jay Field was recorded in 2008 as a result of the continuous shut-down of this property by its operator. The remaining carrying value of the Jay Field property of $1,705,100 was written off. This resulted in a full write down of the asset, which was included in the amortization of royalty interest in the Trust Corpus, as this amount does not affect cash earnings. As of December 31, 2010, the carrying value of the Trust’s royalty interests were fully depleted

(7)	Dismantlement Costs

According to the September 30, 2010 reserve report, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, the total future dismantlement costs to the Working Interest Owner are estimated to be $16,100,000 for the Jay Field property, $11,300,000 for the South Pass 89 property, and $10,600,000 for the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50 percent of the net proceeds from Jay Field and South Pass 89 properties and 90 percent of the net proceeds from the Offshore Louisiana property. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owner, under the terms of the Trust Conveyances, is permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore Louisiana properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During 2010, the Working Interest Owner has withheld $2,403,276, 50% of which would have been otherwise distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement, and related costs in accordance with conveyances, and $3,323,307, 90% of which would have otherwise been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement, and related costs in accordance with conveyances, in escrow from the South Pass and Offshore properties, respectively. During the year ended, December 31, 2010, none of the escrowed amounts were expended for Jay Field, and $1,748,925 and $1,417,214 was expended for the South Pass 89 and Offshore Louisiana properties, respectively.

The cumulative escrow balances as of December 31, 2010 were $4,543,402, $9,591,275, and $10,763,710 for the Jay Field, South Pass 89 and Offshore Louisiana properties, respectively. Of these amounts, 50% of which for the Jay Field and South Pass 89 properties and 90% of which for the Offshore Louisiana properties would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125 percent of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

Pursuant to Statement of Financial Accounting Standards No. 69, the Trustee is required to include as supplementary information estimates of quantities of proved oil and gas reserves and present value of future net revenues attributable to the Trust. Information regarding estimates of proved oil and gas reserves imputed to the Trust is based upon reports prepared by Miller and Lents, Ltd., international oil and gas consultants (“Miller and Lents”) as of September 30, 2010, 2009 and 2008. Reserve quantities imputed to the Trust were calculated by multiplying estimated proved net reserves (barrels of liquids and Mcf of gas) of the Working Interest Owner (prior to taking into consideration the Trust’s interests) by the ratio of estimated future net revenues to the Trust to estimated future gross revenues to the Working Interest Owner prior to taking into consideration the Trust’s interests. Estimates of future net revenues were prepared in accordance with guidelines established by the Securities and Exchange Commission and thus were based on prices and costs represented by the Working Interest Owner to be in effect as of September 30, 2010, 2009 and 2008.

Accordingly, the tables below presents the quantities of estimated proved reserves imputed to the Trust’s interest and the present value of estimated future net revenues attributed to such proved reserves. The tables below also present the changes in the estimated proved reserves imputed to the Trust’s interests and the changes in the present value of estimated future net revenues attributed to the Trust’s interests for the years ended September 30, 2010, 2009 and 2008 (of which estimates were prepared by Miller and Lents). Imputed proved reserves are stated in thousands of barrels of liquids and millions of cubic feet of natural gas. The estimated future net revenues do not necessarily represent actual dollar amounts to be paid to the Trust by the Working Interest Owner. In estimating future net revenues, Miller and Lents took into consideration capital expenditures estimated by the Working Interest Owner to be necessary to develop proved reserves only. In addition, the estimates should be evaluated in light of the

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

many uncertainties inherent in estimating oil and gas reserve quantities and in forecasting production levels, prices and operating costs. See “Item 1. Business — Estimates of Petroleum Engineers” for further discussion of the computational aspects of such data and the uncertainties and other matters which could affect such estimates.

Present Value of Estimated Future Net Revenues from Proved Reserves

	September 30,
	2010	2009	2008
	(In thousands)

The Trust’s proportionate share of future gross proceeds	$34,756	$263	$39,136
Less the Trust’s proportionate share of — Future operating costs	(1,554)	—	(1,817)
Future capital costs	(13,905)	—	(5,348)
Excess production costs	(10,393)	—	(16,396)

Future royalty income	8,904	263	15,575
Discount at 10% per annum	(4,125)	(61)	(4,638)

Standardized measure of future royalty income from proved oil and gas reserves	$4,779	$202	$10,937

Changes in Imputed Proved Reserves and Present Value of Estimated Future Net Revenues

			Present Value
	Imputed		of Future Net
	Proved Reserves		Revenues
	Liquids	Gas	(Thousands
	(Mbbl)	(MMcf)	of dollars)

Estimated at September 30, 2007	294	319	$17,942

Production	—	—	$(679)
Revisions of estimates(1)	(160)	(147)	(8,120)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	1,794

Estimated at September 30, 2008	134	172	$10,937

Production	—	—	$(808)
Revisions of estimates(1)	(132)	(141)	(11,021)
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	1,094

Estimated at September 30, 2009	2	31	$202

Production	—	—	$(234)
Revisions of estimates(1)	112	70	4,791
Extensions, discoveries and other additions	—	—	—
Accretion of discount	na	na	20

Estimated at September 30, 2010	114	101	$4,779

The computation of the present value of future net revenues relating to proved reserves at September 30, 2010 was based on spot market prices in effect as of September 30, 2010, of $4.38 per MMBtu for natural gas, of $77.34 per barrel for crude oil and of $53.60 per barrel for natural gas liquids at the Jay Field property.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	Revisions of estimates are due to the interaction of a number of factors, including: (i) changes in prices being received; (ii) changes in estimates of operating, capital and dismantlement costs; (iii) changes in the timing and amounts of estimated future production; and (iv) changes in the estimated remaining imputed proved reserves. The Trust noted that for the year ended September 30, 2010, base prices were $77.34 per barrel for oil and $4.38 per MMBtu for gas. For the year ended September 30, 2009, base prices were $60.30 per barrel for oil and $4.56 per MMBtu for gas.

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

Selected Quarterly Financial Data (Unaudited)

	Summarized Quarterly Results
	Three Months Ended
	March 31	June 30	September 30	December 31

2010:
Royalty revenues	$9,199	$224,725	$50	$—
Cash distributions	$—	$—	$—	$—
Cash distribution per unit	$0.0000	$0.0000	$0.0000	$0.0000
2009:
Royalty revenues	$522,898	$46,594	$225,534	$13,087
Cash distributions	$—	$—	$—	$—
Cash distribution per unit	$0.0000	$0.0000	$0.0000	$0.0000

(10)	Subsequent events

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In December 2008, the SEC announced that it had approved revisions designed to modernize the oil and gas company reserve reporting requirements. The most significant amendments to the requirements include the following:

•	commodity prices – economic producibility of reserves and discounted cash flows will be based on a 12-month average commodity price unless contractual arrangements designate the price to be used;

•	disclosure of unproved reserves – probable and possible reserves may be disclosed separately on a voluntary basis;

•	proved undeveloped reserve guidelines – reserves may be classified as proved undeveloped if there is a high degree of confidence that the quantities will be recovered;

•	reserve estimation using new technologies – reserves may be estimated through the use of reliable technology in addition to flow tests and production history; and

•	nontraditional resources – the definition of oil and gas producing activities will expand and focus on the marketable product rather than the method of extraction.

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted. The Trust has adopted the new rules and the impact was immaterial to its reported oil and gas reserves.

Report of Independent Registered Public Accounting Firm

The Bank of New York Mellon Trust Company, N.A., Trustee,
and the Unit Holders of LL&E Royalty Trust:

We have audited the accompanying statements of assets, liabilities, and trust corpus of LL&E Royalty Trust (the “Trust”) as of December 31, 2010 and 2009, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of LL&E Royalty Trust as of December 31, 2010 and 2009, and the related statements of cash earnings and distributions and changes in trust corpus for each of the years in the three-year period ended December 31, 2010, in conformity with the basis of accounting described in Note 4.

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

Trustee’s Report on Internal Control over Financial Reporting.  The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2010.

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

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Unit Ownership of Certain Beneficial Owners

Based solely on filings made with the SEC, the following persons held more than 5% of the outstanding Units as of July 22, 2011:

	Number of		Percentage of
Name	Units		Class

Jeff Beckett	3,872,629	(1)	20.4%
3800 North Woodward Ave., Suite 300
Birmingham, Michigan 48009
Shrikant Mehta	3,360,000	(2)	17.7%
354 Indusco Court Troy, Michigan 48083
Barry T. Brooks	1,298,813	(3)	6.8%
3843 Jamestown Rd.
Springfield, OH, 45502
Trellus Management Company, LLC	1,119,000	(4)	5.9%
350 Madison Avenue, 9th Floor
New York, New York 10017

(1)	Based solely on a Schedule 13D filed by the reporting person on July 18, 2011. Reference is hereby made to the Schedule 13D for additional information.

(2)	Based solely on a Schedule 13D filed by the reporting person on July 12, 2011. Reference is hereby made to the Schedule 13D for additional information.

(3)	Based solely on a Schedule 13D filed by the reporting person on July 19, 2011. Reference is hereby made to the Schedule 13D for additional information.

(4)	Based solely on a Schedule 13G filed by the reporting person on February 13, 2007. Reference is hereby made to the Schedule 13G for additional information.

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

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the LL&E Trust financial statements for 2010 and 2009 and fees billed for other services rendered by KPMG LLP.

	2010	2009

Audit fees(1)	$424,000	$350,000
Audit related fees	—	—
Tax fees(2)	144,000	144,000
All other fees	—	—

Total fees	$568,000	$494,000

(1)	Audit fees consist of fees for the audit of the LL&E Trust financial statements and reimbursement for travel related expenses.

(2)	Tax fees consist of fees related to the LL&E Trust’s tax information for its unit holders.

Pre-Approval Policies

The Trust does not have an audit committee or body performing a similar function. Approval of services provided by KPMG LLP and of fees relating to such services is granted by the Trustee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

The following financial statements of the Trust are included in Part II, Item 8:

(b) Exhibits

4*		—	Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
99.1			Reserve Report as of September 30, 2010 dated June 8, 2011 prepared by Miller and Lents, Ltd. (See Appendix A to this Annual Report on Form 10-K)

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

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

LL&E ROYALTY TRUST
       (Registrant)

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A., Trustee

Date:August 19, 2011

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President

Note:	Because the registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

4*		—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28	.1*	—	Agreement of General Partnership of LL&E Royalty Partnership.
28	.3*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28	.4*	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28	.5*	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28	.6*	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28	.7*	—	Form of Royalty Deed.
31		—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.
32		—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.
99.1			Reserve Report as of September 30, 2010 dated June 8, 2011 prepared by Miller and Lents, Ltd. (See Appendix A to this Annual Report on Form 10-K)

*	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

Appendix A

June 8, 2011

The Bank of New York Mellon Trust Company, N. A.
Trustee, LL&E Royalty Trust
919 Congress Avenue, Suite 500
Austin, TX 78701

Re:	Revised Report Estimates of Proved Reserves and Future Net Revenues for the LL&E Royalty Trust As of September 30, 2010

Gentlemen:

Miller and Lents, Ltd. (MLL) revised its estimate of the proved reserves and the future net revenues attributable to working and royalty interests owned by Quantum Resources Management and ConocoPhillips (hereinafter referred to as “the Working Interest Owners”) in properties associated with the LL&E Royalty Trust (“the Trust”) interest. This report includes (1) consideration of the Working Interest Owner’s intention to escrow funds up to 125 percent of future Special Costs, (2) the Working Interest Owner’s future dismantlement cost estimates, and (3) applicable interest charges. This report corrects the Jay Field excess production costs as of September 30, 2010 from $13.913 million dollars to $13.815 million dollars and a typographical error in the table below.

The estimated net proved imputed reserves and future net revenues discounted at 10 percent per year, for interests owned by the Trust in Jay Field, South Pass 89, and Offshore Louisiana, and without consideration of the Trust Termination Clause, as of September 30, 2010, are as follows:

	Net Proved Imputed Reserves and Revenues(1)(2)
	Crude Oil,			Net Revenues
	Condensate, and	Natural	Future Net	Discounted at 10%
	Natural Gas Liquids,	Gas,	Revenues,	Per Year,
Reserves Category	MBbls.	MMcf	M$	M$

Jay Field
Proved Developed	62.1	0.0	4,713.5	2,790.0
Proved Undeveloped	44.8	0.0	2,345.8	1,168.0

Total Proved	98.3	0.0	7,126.4	3,889.5

South Pass 89
Proved Developed	6.3	0.0	484.7	275.8
Proved Undeveloped	0.0	0.0	0.0	0.0

Total Proved	6.3	0.0	484.7	275.8

Offshore Louisiana
Proved Developed	9.1	101.4	1,292.7	614.0
Proved Undeveloped	0.0	0.0	0.0	0.0

Total Proved	9.1	101.4	1,292.7	614.0

Two Houston Center • 909 Fannin Street, Suite 1300 • Houston, Texas 77010

Telephone 713-651-9455 • Telefax 713-654-9914 • e-mail: mail@millerandlents.com

The Bank of New York Mellon Trust Company, N. A.	June 8, 2011

Trustee, LL&E Royalty Trust	Page 2

1)	As of the effective date of this report, the Trust previously announced it had terminated effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the Trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

The above figures are based on estimates from the Trust economic model attached to this report. The Trust owns, indirectly through a partnership, net overriding royalty interests equivalent to net profits interests (the “Overriding Royalties”) in certain productive oil and gas properties located in Alabama, Florida, and federal waters Offshore Louisiana (the “Working Interest Properties”). In previous reports, MLL included royalty interests (the “Royalties”) the Trust owned in certain productive oil and gas properties located on the Working Interest Owner’s South Louisiana fee lands (the “Fee Lands”) acreage. The Trust sold its interests in the Fee Lands in November 2009 for approximately $525,000. The results of that sale were not considered in this report.

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

The table below shows summary projections of the estimated undiscounted future net revenues for interests owned by the Trust in Jay Field, South Pass 89, and Offshore Louisiana and without consideration of the Trust Termination Clause.

	Estimated Future Net Revenues to the
	Trust (1)(2)
For Production	From Proved	From Proved	From Total
During the	Developed	Undeveloped	Proved
12-Months Ended	Reserves,	Reserves,	Reserves,
September 30	M$	M$	M$

2011	0.0	0.0	0.0
2012	0.0	0.0	0.0
2013	0.0	0.0	0.0
2014	2,090.2	0.0	1,507.7
2015	1,123.2	181.8	1,918.5
2016	981.5	681.3	1,650.5
Remainder	2,295.9	1,482.7	3,827.0

Total	6,490.8	2,345.8	8,903.8

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the Trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

The Bank of New York Mellon Trust Company, N. A.	June 8, 2011

Trustee, LL&E Royalty Trust	Page 3

The estimated future net revenues to the Trust from proved reserves of Jay Field, South Pass 89, and Offshore Louisana have been determined on the basis of when hydrocarbons attributable to the Overriding Royalties are estimated to be produced. However, the distribution of the Net Proceeds to the Trust will occur approximately 65 days after the end of the month in which the sales of hydrocarbons produced from Jay Field, South Pass 89, and Offshore Louisiana are recorded as revenues by the Working Interest Owner. Therefore, the estimated future net revenues to the Trust from proved reserves for a 12-month period beginning October 1, 2010 correspond to estimated distributions to the Trust during the following quarter. The amounts in the table above reflect those estimates of the disbursements to the Trust and without consideration of the Trust Termination Clause.

The following table sets forth the total estimated undiscounted future net revenues to be disbursed to the Trust from estimated proved reserves for each of the Working Interest Properties:

		Last Year of
	Estimated Future	Estimated
	Net Revenues to	Economic
	The Trust,	Life of
Property	M$(1)(2)	Reserves(3)

Jay Field	7,126.4	2017
South Pass 89	484.7	2015
Offshore Louisiana	1,292.7	2018

Total	8,903.8

1)	As of the effective date of this report, the Trust previously announced it will terminate effective December 31, 2007 since net revenues to the Trust fell below $5,000,000 for two successive years “the Termination Threshold” during 2006 and 2007, even though some of the Trust properties have remaining productive lives.

2)	Total proved reserves and revenues may not equal the sum of the separate categories due to the manner in which the trust model handles the recovery of excess production costs. Timing of the recoupment of these costs out of total proved production may vary slightly from the timing associated with the separate proved reserves categories. Future excess production costs will be recouped out of total proved production regardless of reserves category.

3)	Projected economic life for the Working Interest Owner without consideration of estimated future dismantlement costs.

For the purposes of computing the future net revenues to the Trust, the Working Interest Properties have been combined geographically into three groups of leases designated as the “Jay Field”, “South Pass 89”, and “Offshore Louisiana”. The Working Interest Owner has conveyed Overriding Royalties to the Trust expressed as various percentages of Net Proceeds from these Working Interest Properties. The table below sets forth the percentage of Net Proceeds attributable to the Overriding Royalties for Jay Field, South Pass 89, and Offshore Lousiana:

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

The Bank of New York Mellon Trust Company, N. A.	June 8, 2011

Trustee, LL&E Royalty Trust	Page 4

associated with the Working Interest Properties; (d) applicable charges for certain overhead expenses; and (e) other charges specified in the Trust documents. Administrative expenses of the Trust have not been deducted in determining the net revenues in the foregoing tables.

The current estimate of the future dismantlement costs net of salvage value to the Working Interest Owner’s working interest in Jay Field, South Pass 89, and Offshore Louisiana are $16.1 million, $11.3 million, and $10.6 million respectively. As of September 30, 2010, Jay Field, South Pass 89, and Offshore Louisiana escrow balances were approximately $4.5 million, $9.4 million, and $10.6 million respectively, leaving an additional $11.6 million and $1.9 million attributable to the Working Interest Owner’s working interest in Jay Field and South Pass 89 to be escrowed in the future.

The above estimates exclude the Working Interest Owner’s intention to escrow funds up to 125 percent of future Special Costs. Escrowing funds up to 125 percent of the estimated future Special Costs delays the timing of the remaining net proceeds available to the Trust and reduces the value of the Trust’s discounted future net revenues. The Working Interest Owner’s intention to escrow funds up to 125 percent of future Special Costs, the estimated future dismantlement costs, and applicable interest charges were included as shown in Exhibits 1 through 8.

Excess production costs will result to the Working Interest Owner’s working interest in the event that the costs, charges, and expenses attributable to a Working Interest Property exceed the revenues received from the sale of oil, gas, and other hydrocarbons produced from such property. Pursuant to the provisions of the Trust documents, the Working Interest Owner is allowed to recover such costs from future Net Proceeds. Excess Production Costs to the Working Interest Owner’s working interest to be recovered from future Net Proceeds from Jay Field, South Pass 89, and Offshore Louisiana as of September 30, 2010, were approximately $13.8 million, $0.9 million, and $2.2 million, respectively.

The estimated future net revenues have been calculated, pursuant to the methods prescribed by the Securities and Exchange Commission, by applying the product prices for oil, gas, condensate, and natural gas liquids represented by the twelve month average of the first-day-of-the-month price for each month within the twelve-month period prior to September 30, 2010, to the estimated future production of these products over the economic life of the reserves and assuming continuation of current economic conditions.

Well plugging and field abandonment costs were supplied by the Working Interest Owner and used in the calculation of the Net Proceeds for the properties. Future cost estimates, if any, for the restoration of producing properties to satisfy environmental standards were not deducted from future revenues as such estimates are beyond the scope of this assignment.

The reserves estimates and production rate projections used to forecast future net revenues and imputed reserves attributable to the Trust are based on geologic and engineering studies, with corresponding rate projections made consistent with current producing rates and performance of comparable wells. Where sufficient data were available, oil and gas reserves were estimated by extrapolation of established historical performance trends. Reserves for the remaining properties were estimated by volumetric calculations or by analogy to similar properties.

Net reserves, as used herein, are reserves net to the Working Interest Owner or imputed to the Trust after taking into account existing third party interests and landowner royalties. Portions of the properties are pooled or unitized, and the reserves estimates herein are based on existing pooling and unitization arrangements.

The imputed estimated proved reserves attributable to the Trust were calculated for Jay Field, South Pass 89, and Offshore Louisiana by multiplying the net proved reserves of the Working Interest Owner by the ratio of the estimated future net revenues of the Trust to the estimated future gross revenues of the Working Interest Owner prior to consideration of the Trust, as follows:

Imputed proved reserves to the Trust (Bbls. or Mcf)	=	Estimated future net revenues to the Trust Estimated future gross revenues to the Working Interest Owner(1)	x	Estimated net proved reserves of the Working Interest Owner (Bbls. or Mcf)

The Bank of New York Mellon Trust Company, N. A.	June 8, 2011

Trustee, LL&E Royalty Trust	Page 5

1)	Prior to subtraction of all costs (including Jay Field fuel and severance taxes) and the costs attributable to the Trust.

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

The evaluations presented in this report, with the exceptions of those parameters specified by others, reflect MLL’s informed judgments and are subject to the inherent uncertainties associated with interpretation of geological, geophysical, and engineering information. These uncertainties include, but are not limited to, (1) the utilization of analogous or indirect data and (2) the application of professional judgments. Government policies and market conditions different from those employed in this study may cause (1) the total quantity of oil, natural gas liquids, or gas to be recovered, (2) actual production rates, (3) prices received, or (4) operating and capital costs to vary from those presented in this report. At this time, MLL is not aware of any regulations that would affect the Working Interest Owners ability to recover the estimated reserves. Minor precision inconsistencies in subtotals may exist in the report due to truncation or rounding of aggregated values.

The extent and character of ownership, reversions, test, production, and other data that were furnished by the Working Interest Owners have been accepted as represented. Operating costs and estimated capital expenditures furnished by the Working Interest Owners were reviewed for reasonableness. No field inspections or well tests were conducted by MLL personnel in conjunction with this study. MLL did not verify or determine the extent, character, obligations, status, or liabilities, if any, arising from any gas imbalances or any current or possible future environmental liabilities that might be applicable.

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
Robert J. Oberst, P.E.
Senior Vice President

RJO/eb