Form 10-Q/A
period 2009-06-30
LL&E ROYALTY TRUST
filed 2011-10-20
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes                                      No     ✓

At August 1, 2011, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

Explanatory Note

This amendment is being filed solely to correct errors in the check marks on the cover page of the original filing. Although the printer’s proof of the original filing showed the check marks to be correctly placed, the filing as transmitted to the SEC contained incorrect check marks. No other changes to the original filing are made by this amendment.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth in the Trust’s Annual Reports on Form 10-K for the years ended December 31, 2009 and 2010, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.	Exhibits

(a)	Exhibits

Exhibit
Number			Description

4	(a)	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28.1	(a)	—	Agreement of General Partnership of LL&E Royalty Partnership.
28.3	(a)	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28.4	(a)	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28.5	(a)	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28.6	(a)	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28.7	(a)	—	Form of Royalty Deed.
31	(b)	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	(b)	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		—	Reserve Report as of September 30, 2009 dated May 24, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8518).
99.2		—	Reserve report as of September 30, 2010 dated March 28, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8518).

(a)	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

(b)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LL&E ROYALTY TRUST
(Registrant)

By:	THE BANK OF NEW YORK MELLON TRUST COMPANY, N.A.
  Trustee

By:	/s/ MIKE ULRICH
Mike Ulrich
Vice President and Trust Officer

Date: October 20, 2011

NOTE:	Because the Registrant is a trust without officers or employees, only the signature of an officer of the Trustee is available and has been provided.

INDEX TO EXHIBITS

Exhibit
Number			Description

4	(a)	—	Trust Agreement for LL&E Royalty Trust, dated as of June 1, 1983, between the Company and First City National Bank of Houston, as Trustee.
28.1	(a)	—	Agreement of General Partnership of LL&E Royalty Partnership.
28.3	(a)	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Alabama) Property.
28.4	(a)	—	Form of Conveyance of Overriding Royalty Interests for Jay Field (Florida) Property.
28.5	(a)	—	Form of Conveyance of Overriding Royalty Interests for Offshore Louisiana Property.
28.6	(a)	—	Form of Conveyance of Overriding Royalty Interests for South Pass 89 Property.
28.7	(a)	—	Form of Royalty Deed.
31	(b)	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	(b)	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		—	Reserve Report as of September 30, 2009 dated May 24, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (Commission File No. 1-8518).
99.2		—	Reserve report as of September 30, 2010 dated March 28, 2011 prepared by Miller and Lents, Ltd. (incorporated by reference to exhibit 99.1 to the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 (Commission File No. 1-8518).

(a)	Incorporated by reference to Exhibits of like designation to Registrant’s Annual Report on Form 10-K for the period ended December 31, 1983 (Commission File No. 1-8518).

(b)	Filed herewith.