Form 10-Q
period 2011-03-31
LL&E ROYALTY TRUST
filed 2011-10-20
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                                      No     ✓

At October 20, 2011, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

Special Note

LL&E Royalty Trust (the “Trust”) filed its 2009 and 2010 quarterly and annual reports on August 19, 2011. The Trust is now concurrently filing its quarterly reports on Form 10-Q for the first and second quarters of 2011. The Trust was unable to prepare its financial statements for these filings until it completed the 2009 and 2010 filings. Please see the Trust’s annual report on Form 10-K for the year ended December 31, 2010 for additional information.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. The cash earnings and distributions for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Royalty revenues	$—	$9,199
Trust administrative expenses	(7,170)	(413,903)

Cash losses	(7,170)	(404,704)
Changes in undistributed cash	7,170	404,704

Cash distributions	$—	$—

Cash distributions per Unit	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Cash	$557,307	$564,477
Net overriding royalty interests in productive oil and gas properties	76,282,000	76,282,000
Less accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$557,307	$564,477

LIABILITIES AND TRUST CORPUS
Advances payable	$1,144,310	$1,144,310
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	(587,003)	(579,833)

Contingencies (note 7)
Total liabilities and Trust Corpus	$557,307	$564,477

Statements of Changes in Trust Corpus
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Trust Corpus, beginning of period (note 4)	$(579,833)	$3,741
Cash losses	(7,170)	(404,704)
Cash distributions	—	—
Amortization of royalty interest (note 4)	—	—

Trust Corpus, end of period	$(587,003)	$(400,963)

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

The Trust is passive, with The Bank of New York Mellon Trust Company, N.A., (the Trustee), having only such powers as are necessary for the collection and distribution of revenues resulting from the Royalties, the payment of Trust liabilities and the conservation and protection of the Trust estate. The Units are traded over the counter under the symbol LRTR.

The accompanying financial statements should be read in conjunction with the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Termination of the Trust and Recent Developments

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

As a result of the Beckett lawsuit, certain of the bidders who had submitted preliminary indications of interest in purchasing the Trust’s remaining assets indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed in the Trust’s public filings, the Trustee suspended the sale process pending a resolution of the lawsuit. On March 4, 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas.

On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust held a meeting of the Unitholders for the purpose of appointing Premier Bank & Trust, National Association, as successor trustee, provided that notice of the Meeting was mailed by August 1, 2011 and the Meeting occurred by September 1, 2011. The notice of the meeting

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

to appoint Premier was mailed by August 1, 2011 and the meeting to appoint Premier occurred by September 1, 2011. However, Premier refused to accept its appointment, and Mr. Beckett has asserted that the settlement agreement did not require him to dismiss his lawsuit.

Although the Trustee believes that the settlement agreement clearly required the dismissal of the Beckett lawsuit, the Trustee has called a second meeting of the Unitholders for the purpose of voting on a proposal by Mr. Beckett to appoint James E. Barlett as successor trustee. In connection with the calling of the second meeting, Mr. Beckett dismissed his lawsuit with prejudice.

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless replaced or otherwise prevented from doing so, the Trustee intends to auction the remaining Trust assets in accordance with the Trust Agreement. The Trustee will mail notice of any public auction to all Unit holders at least 30 days prior to any such auction in accordance with the Trust Agreement. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of March 31, 2011, the Trust had $557,307 in cash (all of which had been advanced to the Trust by BNY Mellon, as described below) and was holding unpaid invoices for administrative expenses totaling approximately $1,449,859 In addition, BNY Mellon, an affiliate of the Trustee, has made interest-free advances to enable the Trust to pay administrative expenses. As of March 31, 2011, the total amount advanced to the Trust (the “Bank Advance”) by BNY Mellon was $1,144,310 Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that the Trust will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trust will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trust. The Trust Agreement prohibits the Trust from making any distributions to unitholders until all loans are repaid in full.

As of October 20, 2011, the Trust had no cash except for the cash advanced to the Trust by BNY Mellon, as affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of October 20, 2011, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $2,379,347, of which $9,968 remained available to pay expenses at October 20, 2011. However, at October 20, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $509,362. See Management’s Discussion and Analysis. The entire amount of the Bank Advance and all other liabilities and expenses of the Trust must be repaid before any distribution can be made to Unit holders.

For the first quarter of 2011, the Trust did not receive any royalty revenue. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. For the first quarter of 2010, the Trust did not receive any royalty revenue except for $9,199 of royalty revenue from the Fee Lands property.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(c) The carrying value of the Trust’s royalty interests as of March 31, 2011 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

The accompanying financial statements have been prepared under the assumption the Trust will continue as a going concern. As discussed in Note 1, the Trust’s net revenues did not exceed the $5,000,000 Termination Threshold stipulated by the Trust Agreement for the second consecutive year, thus requiring the Trust to terminate

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

effective December 31, 2007. Accordingly, there exists substantial doubt about the Trust’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments as a result of the termination of the Trust.

As of March 31, 2011, the Trust had $557,307 in cash (all of which had been advanced to the Trust by BNY Mellon, as described below) and was holding unpaid invoices totaling approximately $1,449,859. In addition, BNY Mellon, an affiliate of the Trustee, has made interest-free advances to enable the Trust to pay administrative expenses. As of March 31, 2011, the total amount advanced to the Trust (the “Bank Advance”) by BNY Mellon was $1,144,310. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that the Trust will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trust will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trust. The Trust Agreement prohibits the Trust from making any distributions to unitholders until all loans are repaid in full.

(4)	Net Overriding Royalty Interests

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

According to the reserve report as of September 30, 2010, the total future dismantlement costs to the Working Interest Owners are estimated to be $16,100,000 for the Jay Field property, $11,300,000 for the South Pass 89 property, and $10,600,000 for the Offshore Louisiana property. However, according to the most recent estimates provided to the Trust by the Jay Field Working Interest Owner, the estimated dismantlement costs at Jay Field have increased to $20,367,781. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property.

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first quarter of 2011 the Working Interest Owner withheld $578,760 and $611,621 in escrow from the Offshore Louisiana and South Pass 89 Properties, respectively. The Working Interest Owner expended $2,975,945 and $16,382 during the first quarter of 2011 for the Offshore Louisiana and South Pass 89 properties, respectively.

The cumulative escrow balance as of March 31, 2011 was $6,031,679 for the Jay Field property, and $10,186,513 for the South Pass 89 property, 50% of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of March 31, 2011 for the Offshore Louisiana property was $8,366,523, 90% of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The Conveyances prohibit the Working Interest Owners from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owners to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owners are not required to do so.

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

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust held a meeting of the Unitholders for the purpose of appointing Premier Bank & Trust, National Association, as successor trustee, provided that notice of the Meeting was mailed by August 1, 2011 and the Meeting occurred by September 1, 2011. The notice of the meeting to appoint Premier was mailed by August 1, 2011 and the meeting to appoint Premier occurred by September 1,

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS — (Continued)

2011. However, Premier refused to accept its appointment, and Mr. Beckett has asserted that the settlement agreement did not require him to dismiss his lawsuit.

Although the Trustee believes that the settlement agreement clearly required the dismissal of the Beckett lawsuit, the Trustee has called a second meeting of the Unitholders for the purpose of voting on a proposal by Mr. Beckett to appoint James E. Barlett as successor trustee. In connection with the calling of the second meeting, Mr. Beckett dismissed his lawsuit with prejudice.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of March 31, 2011.

Note Regarding Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including without limitation the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, are forward-looking statements. Although the Working Interest Owners have advised the Trust that they believe that the expectations reflected in the forward-looking statements contained herein are reasonable, no assurance can be given that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from expectations (“Cautionary Statements”) are disclosed in this Form 10-Q and in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, including without limitation in conjunction with the forward-looking statements included in this Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Trust or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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

(c) The carrying value of the Trust’s royalty interests at March 31, 2011 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

As a result of the Beckett lawsuit, certain of the bidders who had submitted preliminary indications of interest in purchasing the Trust’s remaining assets indicated that they were unwilling to proceed with the purchase of the Jay Field interest from the Trust until the Beckett lawsuit was resolved. Consequently, as previously disclosed in the Trust’s public filings, the Trustee suspended the sale process pending a resolution of the lawsuit. On March 4, 2011 the Court entered a stipulated order in which the Trust voluntarily agreed that the Trust would not sell any assets of the Trust until at least such time as the Court entered an order dismissing or transferring the case or preliminarily enjoining the sale of the assets. The Trustee filed a Motion to Dismiss for Failure to Join Required Parties, or, in the Alternative, to Transfer Venue with the Court seeking dismissal of the suit and/or transfer of the suit to the United States District Court for the Western District of Texas.

On July 7, 2011, Mr. Beckett and the Trust entered into a settlement agreement pursuant to which Mr. Beckett agreed to dismiss his lawsuit with prejudice within ten days after the Trust held a meeting of the Unitholders for the purpose of appointing Premier Bank & Trust, National Association, as successor trustee, provided that notice of the Meeting was mailed by August 1, 2011 and the Meeting occurred by September 1, 2011. The notice of the meeting to appoint Premier was mailed by August 1, 2011 and the meeting to appoint Premier occurred by September 1, 2011. However, Premier refused to accept its appointment, and Mr. Beckett has asserted that the settlement agreement did not require him to dismiss his lawsuit.

Although the Trustee believes that the settlement agreement clearly required the dismissal of the Beckett lawsuit, the Trustee has called a second meeting of the Unitholders for the purpose of voting on a proposal by Mr. Beckett to appoint James E. Barlett as successor trustee. In connection with the calling of the second meeting, Mr. Beckett dismissed his lawsuit with prejudice.

The Trust Agreement provides that if any asset required to be sold has not been sold by December 31, 2010, the Trustee is to cause the asset to be sold at public auction to the highest cash bidder. Consequently, unless replaced or otherwise prevented from doing so, the Trustee intends to auction the remaining Trust assets in accordance with the Trust Agreement. The Trustee will mail notice of any public auction to all Unit holders at least 30 days prior to any such auction in accordance with the Trust Agreement. No approval of the Unit holders will be required in connection with the sale of the Trust’s assets.

As of March 31, 2011, the Trust had $557,307 in cash, was holding unpaid invoices for administrative services totaling approximately $1,449,859 and owed $1,144,310 to BNY Mellon for the Bank Advance.

As of October 20, 2011, the Trust had no cash except for the cash advanced to the Trust by BNY Mellon, as affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of October 20, 2011, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $2,379,347, of which $9,968 remained available to pay expenses at October 20-, 2011. However, at October 20, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $509,362.

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

For the first quarter of 2011, the Trust did not receive any royalty revenue. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of March 31, 2011 were approximately $13,793,000, $1,130,000 and $2,540,000, respectively The excess production costs as of March 31, 2010 were approximately $14,938,000 , $678,000 and $3,064,000, respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty income will be made to the Trust.

For the first quarter of 2010, the Trust did not receive any royalty revenue associated with the Jay Field, South Pass 89, or Offshore Louisiana properties. The Trust only received $9,199 of royalty income from the Fee Land property in the first quarter of 2010

As previously described in the Trust’s filings, in addition to the Working Interest Owners’ rights to recover Excess Production Costs prior to making payments to the Trust, the Working Interest Owners have the right under the Conveyances to escrow or withhold amounts for certain anticipated future expenses, and the Working Interest Owners have done so and expect to continue doing so in the future. Under the Conveyance, the Working Interest Owners may compute the Royalties without establishing actual third party escrows of withheld funds.

Hurricane Damages

During 2005, Hurricanes Katrina and Rita affected the operational status of properties included in the Offshore Louisiana and South Pass 89 groups of properties. There has been no material change in the status of the information provided to the Trustee by the Working Interest owners and set forth in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010 regarding the hurricane damages.

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow funds (or to calculate the royalties as though they had done so) from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. According to the reserve report as of September 30, 2010, dated June 8, 2011, included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010, the total future dismantlement costs to the Working Interest Owners are estimated to be $16,100,000 for the Jay Field property, $11,300,000 for the South Pass 89 property, and $10,600,000 for the Offshore Louisiana property. These estimates are provided to the independent engineers by the Working Interest Owners. The Trust’s interests in these properties are equivalent to 50% of the net proceeds from Jay Field and South Pass 89 properties and 90% of the net proceeds from the Offshore Louisiana property. Please see the reserve report as of September 30, 2010.

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2011 was $8,366,523. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in

“escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2011 was $6,031,679 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of March 31, 2011 was $10,186,513 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

The conveyances do not require the Working Interest Owners to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither of the Working Interest Owners has done so. However, under the conveyances, each Working Interest Owner (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month June 2011 and Trust accounting month September 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $25,500,000 and that the amount withheld in escrow is $12,400,000.

The Working Interest Owners have advised the Trustee that they intend to escrow any amounts otherwise distributable to the Trust to the extent permitted to do so by the conveyances.

Results of Operations

	Three Months Ended March 31,
	2011	2010

Royalty revenues	$—	$9,199
Trust administrative expenses	(7,170)	(413,903)

Cash earnings	$(7,170)	$(404,704)
Changes in undistributed cash	7,170	404,704

Cash distributions	$—	$—

Cash distributions per unit	$0.0000	$0.0000

Units outstanding	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month periods ended March 31, 2011 and 2010 (the 2011 and 2010 “First Quarters”, respectively) are attributable to the Working Interest Owner’s operations during the periods October through December of 2010 (the “Current Operating Period”) and October through December of 2009 (the “Prior Year’s Operating Period”), respectively.

There were no distributions to the Unit holders for the three months ended March 31, 2011 or for the three months ended March 31, 2010. As of March 31, 2011, the Trust had $557,307 in cash and had substantial unpaid administrative expenses. During the three months ended March 31, 2011 and 2010, the Trust received cash of $0 and $9,199, respectively, from the Working Interest Owners with respect to the Royalties and other proceeds from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2011 and 2010:

First Quarter 2011

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$6,588,008	$611,621	$521,884	$7,721,513
Sulfer	121,681	—	—	121,681
Natural gas	—	—	56,876	56,876

	$6,709,689	611,621	$578,760	$7,900,070
Amounts withheld in escrow(3)	(1,488,276)	(611,621)	(578,760)	(2,678,657)
Production costs and expenses(1)	(3,256,748)	(261,170)	(369,063)	(3,886,981)
Capital expenditures	(2,135,004)	—	—	(2,135,004)

Net Proceeds	$(170,339)	$(261,170)	$(369,063)	$(800,572)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				—

Royalties paid to the Trust				$—

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2011 First Quarter was $149,932. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned are shown as a reduction of production costs and expenses. For the three months ended March 31, 2011, South Pass 89 property processing fees totaled $158,102.

(2)	As a result of excess production costs incurred in one monthly operating period and then recovered in a subsequent monthly operating periods, the Overriding Royalties paid to the Trust may not agree to the Trust’s royalty income in the Net Proceeds.

(3)	The working interest owner is routinely subject to joint interest audits of the royalty interest computations. Given such, the referenced amounts withheld in escrow are for royalty computation purposes and do not reflect subsequent audit adjustments to escrow balances; subsequent escrow audit adjustments have no effect on royalty payments already made.

First Quarter 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$315,417	$764,464	$621,398	$1,701,279
Sulfer	(1,196)	—	—	(1,196)
Natural gas	—	—	700,046	700,046

	$314,221	764,464	$1,321,444	$2,400,129
Amounts withheld in escrow(3)	—	(764,464)	(1,321,444)	(2,085,908)
Production costs and expenses(1)	(1,629,656)	(288,381)	161,888	(1,756,149)
Capital expenditures	(732,777)	(16,180)	—	(748,957)

Net Proceeds	$(2,048,212)	$(304,561)	$161,888	$(2,190,885)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Fee Lands Royalties				9,199

Royalties paid to the Trust				$9,199

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2010 First Quarter was $131,758. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

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

The following unaudited schedule summarizes the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the First Quarters of 2011 and 2010

	First Quarter
	2011	2010

Net Proceeds:
Revenues	$7,900,070	$2,400,129
Insurance recovery other revenue	—	—
Amounts withheld in escrow	(2,678,657)	(2,085,908)
Production costs and expenses	(3,886,981)	(1,756,149)
Insurance recovery proceeds	—	—
Capital expenditures	(2,135,004)	(748,957)

Net Proceeds	$(800,572)	$(2,190,855)

Royalties paid to the Trust:
Overriding Royalties	$—	$—
Fee Lands Royalties	—	9,199
Other Proceeds	—	—

Royalties paid to the Trust	$—	$9,199

Revenues of the Working Interest Owners with respect to the Productive Properties in the Current Operating Period increased 229% from the Prior Year’s Operating Period. Average crude oil, natural gas liquids, natural gas and sulfur prices received by the Working Interest Owners in the Current Operating Period attributable to the Productive Properties were $82.83 per barrel, $53.38 per barrel, $4.14 per thousand cubic feet (“mcf”) and $135.98 per long ton, respectively. In the comparable 2010 period, average crude oil, natural gas liquids and natural gas prices were $73.59 per barrel, $38.80 per barrel and $5.53 per mcf, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the first quarter 2011 and 2010. There was no imputed natural gas production for the first quarter of 2011 and 2010.

In the first quarter of 2011 and 2010, the Working Interest Owners reserved $2,678,656 and $2,085,908, respectively, in escrow for future estimated dismantlement costs.

Production costs and expenses incurred by the Working Interest Owners on the Productive Properties in the Current Operating Period increased greater than 100%. This was due to the fact that Q1 2011 contained a full quarter of operations while Q1 2010 contained one month of activity as production had been temporarily suspended through February 2010 at the Jay Field property.

Capital expenditures increased greater than 100% in the Current Operating Period compared to the same period in 2010. The increase in capital expenditures is primarily due to the design and installation of a new system at the Jay Field property in preparation to restart the NGL production the coming quarter that was previously suspended.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents information regarding the assets of the Trust:

ASSETS
Cash at March 31, 2011	$557,307
Net Revenues Discounted at 10% per year per reserve report as of September 30, 2010	4,848,000

Estimates of the proved oil and gas reserves and estimates of the future net revenues from the proved oil and gas reserves attributable to the Properties as of September 30, 2010 have been made by Miller and Lents, Ltd. (“Miller and Lents”). Based on such estimates, Miller and Lents has also calculated the present value of the estimated future net revenues to the Trust and the imputed reserves attributable to the Trust as of September 30,

2010. A copy of the Miller and Lents letter, dated June 8, 2011, setting forth such estimates, is filed as exhibit 99.2 to the Trust’s Form 10-K for the year ended December 31, 2010.

Management is unable to estimate the fair value of the properties at this time due to the uncertain nature of the industry and the complex nature of the calculation. In lieu of such calculation, the Net Revenues as estimated in the reserve report have been used to estimate the assets of the Trust. In addition, the actual net proceeds from the sales of oil and gas properties may vary substantially from these estimates in value due to changes in current and estimated future oil and gas prices, subsequent production, estimates of actual abandonment costs and other factors.

For all other assets presented in the above table, the Trustee believes that historical cost approximates fair market value due to the short-term nature of such assets. The Trust has substantial unpaid expenses and liabilities. The Trustee will use any future revenues to pay Trust expenses. Any funds remaining after all expenses have been paid will be distributed to the Unit holders.

For more information regarding the estimated remaining life of each of the Royalty Properties and the estimated future net revenues of the Royalty Properties based on information provided by the Working Interest Owners to Miller and Lents, see the reserve report as of September 30, 2010 filed as an exhibit to the Trust’s Annual Report on Form 10-K.

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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