Form 10-Q
period 2011-09-30
LL&E ROYALTY TRUST
filed 2011-11-10
CIK 721765

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                                      No     ✓

At November 9, 2011, 18,991,304 Units of Beneficial Interest in the registrant were outstanding.

Special Note

LL&E Royalty Trust (the “Trust”) filed its 2009 and 2010 quarterly and annual reports on August 19, 2011. The Trust concurrently filed its quarterly reports on Form 10-Q for the first and second quarters of 2011 on October 20, 2011. The Trust is now filing its quarterly report on Form 10-Q for the third quarter of 2011. The Trust was unable to prepare its financial statements for these filings until it completed the 2009 and 2010 filings. Please see the Trust’s annual report on Form 10-K for the year ended December 31, 2010 for additional information.

PART I

Item 1.	Financial Statements.

LL&E ROYALTY TRUST

Presentation of Financial Information

The accompanying unaudited financial statements of LL&E Royalty Trust (Trust) have been prepared in accordance with the instructions to Form 10-Q. The financial statements were prepared on the basis of cash receipts and disbursements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. The information reflects all adjustments which, in the opinion of the Trustee, are necessary for a fair presentation of the results for the interim periods presented. The financial information should be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2010. The cash earnings and distributions for the three months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

LL&E ROYALTY TRUST

Statements of Cash Earnings and Distributions
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Royalty revenues	$—	$50	$—	$233,974
Trust administrative expenses	(720,495)	(236,276)	(1,788,546)	(675,492)

Cash losses	(720,495)	(236,226)	(1,788,546)	(441,518)
Changes in undistributed cash	720,495	236,226	1,788,546	441,518

Cash distributions	$—	$—	$—	$—

Cash distributions per Unit	$—	$—	$—	$—

Units outstanding	18,991,304	18,991,304	18,991,304	18,991,304

Statements of Assets, Liabilities and Trust Corpus
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Cash	$10,968	$564,477
Net overriding royalty interests in productive oil and gas properties	76,282,000	76,282,000
Less: accumulated amortization	(76,282,000)	(76,282,000)

Total assets	$10,968	$564,477

LIABILITIES AND TRUST CORPUS
Advances payable	$2,379,347	$1,144,310
Trust Corpus (18,991,304 Units of Beneficial Interest authorized, issued and outstanding)	(2,368,379)	(579,833)

Contingencies (note 7)
Total liabilities and trust corpus	$10,968	$564,477

Statements of Changes in Trust Corpus
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Trust Corpus, beginning of period	$(579,833)	$3,741
Cash losses	(1,788,546)	(441,518)
Cash distributions	—	—
Amortization of royalty interest	—	—

Trust Corpus, end of period	$(2,368,379)	$(437,777)

The accompanying notes are an integral part of these financial statements.

LL&E ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

As of September 30, 2011, the Trust had $10,968 in cash (all of which had been advanced to the Trust by Bank of New York (BNY) Mellon, as described below) and was holding unpaid invoices for administrative services totaling approximately $436,399. In addition, BNY Mellon, an affiliate of the Trustee, has made interest-free advances to enable the Trust to pay administrative expenses. As of September 30, 2011, the total amount advanced to the Trust (the “Bank Advance”) by BNY Mellon was $2,379,347. Based on current general and administrative expenditures, in the absence of Royalty Revenues, the Trustee expects that the Trust will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trust will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trust. The Trust Agreement prohibits the Trust from making any distributions to unitholders until all loans are repaid in full.

As of November 10, 2011, the Trust had no cash except for the cash advanced to the Trust by BNY Mellon, as affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of November 10, 2011, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $2,582,294, of which $8,769 remained available to pay expenses at November 10, 2011. However, at November 10, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $619,153. See Management’s Discussion and Analysis. The entire amount of the Bank Advance and all other liabilities and expenses of the Trust must be repaid before any distribution can be made to Unit holders.

For the first nine months of 2011, the Trust did not receive any royalty revenue. Excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust. During the first nine months of 2010, the Trust did not receive any royalty revenue except for $50 of royalty revenue from the Fee Lands property.

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

(c) The carrying value of the Trust’s royalty interests as of September 30, 2011 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

As of September 30, 2011, the Trust had $10,968 in cash (all of which had been advanced to the Trust by BNY Mellon, as described below) and was holding unpaid invoices for administrative services totaling approximately $436,399. In addition, BNY Mellon, an affiliate of the Trustee, has made interest-free advances to enable the Trust to pay administrative expenses. As of September 30, 2011, the total amount advanced to the Trust (the “Bank Advance”) by BNY Mellon was $2,379,347. Based on current general and administrative expenditures, in the absence of Royalty Revenues the Trustee expects that the Trust will be required to borrow money in accordance with the Trust Agreement to fund future Trust expenses. However, no assurance can be given that the Trust will be able to borrow money on terms the Trustee considers reasonable or at all. The Trust Agreement permits, but does not require, The Bank of New York Mellon Trust Company, N.A. or an affiliate to lend funds to the Trust. The Trust Agreement prohibits the Trust from making any distributions to unitholders until all loans are repaid in full.

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

The Working Interest Owners, under the terms of the Trust Conveyances, are permitted to escrow or otherwise deduct funds from the Productive Properties for estimated future costs such as dismantlement costs and capital expenditures. Beginning with the April 2006 distribution, the Working Interest Owner elected to escrow funds from the South Pass 89 and Offshore properties due to significant increases in estimated dismantlement costs for the Offshore Louisiana property and capital expenditures for the South Pass 89 properties due to damage caused by Hurricanes Katrina and Rita. During the first nine months of 2011, the Working Interest Owner withheld $7,825,854, $2,010,773 and $1,757,795 in escrow from the Jay Field, Offshore Louisiana and South Pass 89 Properties, respectively. The Working Interest Owner expended $3,097,705 and $16,770 from the escrow funds for dismantlement costs incurred during the first nine months of 2011 for the Offshore Louisiana and South Pass 89 properties, respectively.

The cumulative escrow balance as of September 30, 2011 was $12,369,257 for the Jay Field property and $11,332,299 for the South Pass 89 property, 50 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyances. The cumulative escrow balance as of September 30, 2011 for the Offshore Louisiana property was $9,676,777, 90 percent of which would otherwise have been distributable to the Trust after recovery of excess production costs and payment of all abandonment, dismantlement and related costs in accordance with the conveyance. The Conveyances prohibit the Working Interest Owner from escrowing additional funds for estimated future Special Costs with respect to a particular Productive Property once the amount escrowed exceeds 125% of the aggregate estimated future Special Costs for that Property. The Conveyances permit the Working Interest Owner to release funds from any of the Special Costs escrows at any time if it determines in its sole discretion that there no longer exists a need for escrowing all or any portion of such funds. However, the Working Interest Owner is not required to do so.

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

The following discussion and analysis of the Trust’s financial condition and results of operations should be read in conjunction with the financial statements and notes thereto. Unless otherwise indicated, information presented or discussed herein is as of September 30, 2011.

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

(c) The carrying value of the Trust’s royalty interests at September 30, 2011 is not necessarily indicative of the fair market value of the interests held by the Trust.

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

As of September 30, 2011, the Trust had $10,968 in cash, unpaid invoices for administrative services totaling approximately $436,399, and owed $2,379,347 to BNY Mellon for the Bank Advance.

As of November 10, 2011, the Trust had no cash except for the cash advanced to the Trust by BNY Mellon, an affiliate of the Trustee, as an interest-free advance to enable the Trust to pay administrative expenses. As of November 10, 2011, the total amount advanced to the Trust (the “Bank Advance”) by the Bank was $2,582,294, of which $8,769 remained available to pay expenses at November 10, 2011. However, at November 10, 2011, in addition to the amount owed to the Bank, the Trust was also holding unpaid invoices for administrative services totaling $619,153.

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

During the first nine months of 2011, the Trust received no royalty income. The Jay Field, South Pass 89 and Offshore Louisiana properties excess production costs as of September 30, 2011 were approximately $13,916,670, $1,480,542 and $3,260,791 respectively. The excess production costs must be recovered by the Working Interest Owners before any distribution of royalty revenues will be made to the Trust.

For the first nine months of 2010, the Trust did not receive any royalty revenue associated with the South Pass or Offshore Louisiana properties. During the first nine months of 2010, the Trust received a royalty income of $10,064.

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

The cumulative Offshore Louisiana escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2011 was $9,676,777. The Offshore Louisiana Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Offshore Louisiana dismantlement costs. Under the conveyances, the Offshore Louisiana Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Offshore Louisiana dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Offshore Louisiana Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 90 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Offshore Louisiana dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2011 was $12,369,257 for the Jay Field property. The Jay Field Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of Jay Field dismantlement costs. Under the conveyances, the Jay Field Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for Jay Field dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the Jay Field Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated Jay Field dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

The cumulative escrow balance (which is held by the Working Interest Owner and is not segregated) as of September 30, 2011 was $11,332,299 for the South Pass 89 property. The South Pass 89 Working Interest Owner expects to utilize all such amount in payment of a portion of the Trust’s share of South Pass 89 dismantlement costs. Under the conveyances, the South Pass 89 Working Interest Owner was and remains entitled to escrow or otherwise set aside substantially more than it has for South Pass 89 dismantlement costs. If the amounts escrowed or otherwise set aside are inadequate to pay the Trust’s share of the dismantlement costs, the Trust is not liable for the additional amounts. Assuming that the South Pass 89 Working Interest Owner has recovered all excess production costs, then, after the payment of the dismantlement costs, 50 percent of any funds remaining in “escrow” would be distributable to the Trust. However, the estimated South Pass 89 dismantlement costs exceed the escrowed amounts substantially, and no such distributions are likely.

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

The conveyances do not require the Working Interest Owners to place the “escrowed” funds into an actual escrow account or to segregate funds in any other manner, and neither of the working interest owners has done so. However, under the conveyances, each Working Interest Owner (or any successor owner of the working interest) is required to calculate Gross Proceeds as though such funds had been escrowed and then subsequently utilized for purposes of paying actual abandonment and related costs. Quantum began withholding additional funds under these provisions in the Trust’s accounting month of December 2010. Information furnished by Quantum to the Trust for production month June 2011 and Trust accounting month September 2011 indicates that 125% of Quantum’s current estimate of these costs is approximately $25,000,000 and that the amount withheld in escrow is approximately $12,000,000.

The Working Interest Owners have advised the Trustee that they intend to escrow any amounts otherwise distributable to the Trust to the extent permitted to do so by the conveyances.

Results of Operations

	Third Quarter		First Nine Month
	2011	2010	2011	2010

Royalty revenues	$—	$50	$—	$233,974
Trust administrative expenses	(720,495)	(236,276)	(1,788,546)	(675,492)

Cash losses	$(720,495)	$(236,226)	$(1,788,546)	$(441,518)
Change in undistributed cash	720,495	236,226	1,788,546	441,518

Cash distributions	$—	$—	$—	$—

Cash distributions per unit	$—	$—	$—	$—

Units of beneficial interest	18,991,304	18,991,304	18,991,304	18,991,304

Revenues are generally received in the third month following the month of production of oil and gas attributable to the Trust’s interest. Both revenues and Trust expenses are recorded on a cash basis. Accordingly, distributions to Unit holders for the three-month and nine-month periods ended September 30, 2011 and 2010 (the 2011 and 2010 “Third Quarters” and “First Nine Months”, respectively) are attributable to the Working Interest Owner’s operations during the periods April through June (the “Three-Month Operating Periods”) of 2011 and 2010, respectively, and the periods October 2010 through June 2011 and October 2009 through June 2010 (the 2011 and 2010 “Nine-Month Operating Periods”, respectively).

There were no distributions made to the Unit holders for the 2011 Third Quarter or the 2010 Third Quarter. For the third quarter of 2011, the Trust had $720,525 in G&A expenses, primarily related to cash payments made for legal and accounting services. G&A expenses are paid based on the trustee’s discretion or the available cash amounts. As of September 30, 2011, the Trust had only $10,968 in cash, and had substantial unpaid administrative expenses. During the Third Quarter 2011 and 2010, the Trust received cash of $0 and $50, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

There were no Distributions to the Unit holders for the First Nine Months of 2011 or the First Nine Months of 2010. During the First Nine Months of 2011 and 2010, the Trust received cash of $0 and $233,974, respectively, from the Working Interest Owner with respect to the Royalties from the Properties.

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2011:

Third Quarter 2011

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$9,073,692	$417,427	$702,324	$10,193,443
Sulfur	217,943	—	—	217,943
Natural gas	—	—	47,570	47,570

	9,291,636	417,427	749,894	10,458,956
Amounts withheld in escrow(3)	(3,434,990)	(417,427)	(749,894)	(4,602,310)
Production costs and expenses(1)	(5,045,468)	(72,358)	(412,126)	(5,529,952)
Capital expenditures	(937,372)	—	—	(937,372)

Net Proceeds	$(126,193)	$(72,358)	$(412,126)	$(610,678)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				—

Royalties paid to the Trust				$—

First Nine Months 2011

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$23,497,584	$1,757,795	$1,829,975	$27,085,354
Sulfur	500,933	—	—	500,933
Natural gas	—	—	180,798	180,798

	23,998,517	1,757,795	2,010,773	27,767,085
Amounts withheld in escrow(3)	(7,825,854)	(1,757,795)	(2,010,773)	(11,594,422)
Production costs and expenses(1)	(12,252,962)	(612,162)	(1,089,492)	(13,954,616)
Capital expenditures	(4,213,436)	—	—	(4,213,436)

Net Proceeds	$(293,736)	$(612,162)	$(1,089,492)	$(1,995,390)

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				—

Royalties paid to the Trust				$—

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2011 Third Quarter and 2011 First Nine Months was $199,461 and $516,288, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2011 Third Quarter production costs and expenses include processing fee income of $83,572 For the 2011 First Nine Months, South Pass 89 processing fees earned were $353,797.

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

The following unaudited schedules provide summaries of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2010:

Third Quarter 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$4,586,001	$533,021	$517,828	$5,636,850
Sulfur	62,509	—	—	62,509
Natural gas	—	—	128,750	128,750
Other	—	—	45,000	45,000

	4,648,510	533,021	691,578	5,873,109
Amounts withheld in escrow(3)	—	(533,021)	(691,578)	(1,224,599)
Production costs and expenses(1)	(3,240,260)	(26,686)	21,081	(3,245,865)
Insurance recovery proceeds	—	32,746	1,448,205	1,480,951
Capital expenditures	(1,037,582)	—	—	(1,037,582)

Net Proceeds	$370,668	$6,060	$1,469,286	$1,846,014

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust				—
Fee Lands Royalties				50

Royalties paid to the Trust				$50

First Nine Months 2010

		South	Offshore
	Jay Field	Pass 89	Louisiana	Total

Revenues:
Liquids	$8,773,699	$1,859,521	$1,713,421	$12,346,641
Sulfur	126,457	—	—	126,457
Natural gas	—	(10,016)	1,072,664	1,062,648
Other	—	—	45,000	45,000

	8,900,156	1,849,505	2,831,085	13,580,746
Amounts withheld in escrow(3)	—	(1,849,505)	(2,831,085)	(4,680,590)
Production costs and expenses(1)	(7,642,699)	(54,211)	774,867	(6,922,043)
Insurance recovery proceeds	—	32,746	1,448,205	1,480,951
Capital expenditures	(2,124,128)	(16,180)	—	(2,140,308)

Net Proceeds	$(866,671)	$(37,645)	$2,223,071	$1,318,756

Overriding Royalties paid to the Trust(2)	$—	$—	$—	$—

Other Proceeds Paid to the Trust				223,910
Fee Lands Royalties				10,064

Royalties paid to the Trust				$233,974

(1)	Interest earned on funds escrowed for estimated future dismantlement costs are reported as a reduction of production costs and expenses. Interest earned for the 2010 Third Quarter and 2010 First Nine Months was $162,915 and $558,774, respectively. Pursuant to the terms of the Trust Conveyances, interest earned on the escrowed funds for any month will be calculated at an interest rate equal to 80% of the median between the Prime Rate at the end of such month and the Prime Rate at the end of the preceding month.

Processing fees earned on the South Pass 89 properties are shown as a reduction of production costs and expenses. For the 2010 Third Quarter production costs and expenses include processing fee income of $46,449. For the 2010 First Nine Months, South Pass 89 processing fees earned were $231,048.

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

The following unaudited schedule provides a summary of the Working Interest Owner’s calculation of the Net Proceeds from the Properties and the Royalties paid to the Trust for the Third Quarter and First Nine Months of 2011 and 2010:

	Third Quarter		First Nine Months
	2011	2010	2011	2010

Net Proceeds:
Revenues	$10,458,956	$5,873,109	$27,767,085	$13,580,746
Amounts withheld in escrow	(4,602,310)	(1,224,599)	(11,594,422)	(4,680,590)
Production costs and expenses	(5,529,952)	(3,245,865)	(13,954,616)	(6,922,043)
Insurance recovery proceeds	0	1,480,951	0	1,480,951
Capital expenditures	(937,372)	(1,037,582)	(4,213,436)	(2,140,308)

Net Proceeds	$(610,678)	$1,846,014	$(1,995,390)	$1,318,756

Royalties paid to the Trust:
Other proceeds paid to the Trust	$—	$—	$—	$223,910
Overriding Royalties	—	—	—	—
Fee Lands Royalties	—	50	—	10,064

Royalties paid to the Trust	$—	$50	$—	$233,974

With respect to the Productive Properties in the current operating period, revenues of the Working Interest Owner increased 78% in the 2011 Three-Month Operating Period versus the comparable period in 2010 primarily due to a large increase in sales price. In the 2011 Three-month Operating Period, average crude oil, natural gas liquids, natural gas, and sulfur prices were $106.91 per barrel, $62.15 per barrel $4.59 per Mcf and $208.4 per long ton, respectively. In the comparable 2010 Three-Month Operating Period, average crude oil, natural gas liquids, natural gas, and sulfur prices were $75.09 per barrel, $43.28 per barrel, $4.39 per Mcf and $85.83 per long ton, respectively. The revenues paid to the Trust decreased to zero in the 2011 Nine-Month Operating Period versus the comparable period in 2010 since no proceeds remained net of special cost escrow and excess production costs. The revenues of Working Interest Owner increased greater than 100% in the 2011 Nine-Month Operating Period versus the comparable period in 2010 primarily due to a large increase in sales price, as well as re-starting production at Jay Field property effective March 2010. In the 2011 Nine-Month Operating Period, average crude oil, natural gas liquids, natural gas and sulfur prices were $94.94 per barrel, $57.78 per barrel, $4.39 per Mcf and $173.98 per long ton, respectively. In the comparable 2010 Nine-Month Operating Period, average crude oil, natural gas liquids, natural gas, and sulfur prices were $75.04 per barrel, $43.74 per barrel, $5.84 per Mcf and $92.69 per long ton, respectively.

Imputed production attributable to the Trust is calculated by multiplying the gross production volumes attributable to the Productive Properties by the ratio of the net overriding royalties paid to the Trust to the gross revenues attributable to the Productive Properties. There was no imputed liquids production for the 2011 and 2010 Nine-Month Operating Period. There was no imputed natural gas production for the 2011 and 2010 Nine-Month Operating Period.

In the first nine months of 2011 and 2010, the Working Interest Owners reserved $11,594,422 and $4,680,590, respectively, in escrow.

Production costs and expenses incurred by the Working Interest Owner on the Productive Properties increased 70% in the 2011 three-month period and greater than 100% in the 2011 Nine-Month and 2011 Nine-Month Operating Period versus the comparable periods in 2010. The increase in the Three-Month and Nine-Month Operating Period is primarily due to the fact that 2011 contained a full period of operations while 2010 contained limited activity as production was temporarily suspended through February 2010. Limited production was restarted in March 2010 for the remainder of the nine month period through September 2010 at the Jay Field property.

Capital expenditures decreased 10% in the 2011 Three-Month Operating Period and increased 97% as well for the 2011 Nine-Month Operating Period versus the comparable periods in 2010. The increase in the Nine Month Operating Period in capital expenditures is primarily due to the design and installation of a new system at the Jay Field property in preparation to restart the NGL production the coming quarter that was previously suspended. This also caused the decrease in the 2011 three month period as fewer capital expenditures were required given the previous large amounts expensed.

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

Assets and Liabilities in the Process of Liquidation

As a result of the contractual termination of the Trust effective December 31, 2007, the Trust is in the process of liquidation. The table below presents information regarding the assets of the Trust:

ASSETS

Cash at September 30, 2011	$10,968
Net Revenues Discounted at 10% per year per reserve report as of September 30, 2010	4,848,000

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

Changes in Control Over Financial Reporting.  There has been no change in the Trustee’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Trustee’s internal control over financial reporting.

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

Date: November 10, 2011

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